Form 10-Q
period 1996-04-25
APS HOLDING CORPORATION
filed 1996-06-10
CIK 860420

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the Quarterly Period Ended April 25, 1996

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934



                        Commission file number 33-66412


                            APS HOLDING CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)



            DELAWARE                                 76-0306940
  (State or Other Jurisdiction of                 (I.R.S. Employer
   Incorporation or Organization)                Identification No.)


                   15710 JOHN F. KENNEDY BLVD., SUITE 700
                          HOUSTON, TEXAS 77032-2347
                 (Address of Principal Executive Offices)


                               (713) 507-1100
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

There were 13,727,961 shares of the Registrant's Class A Common Stock outstanding as of the close of business on June 5, 1996. There were no shares outstanding of the Registrant's Class B Common Stock.


- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                           APS HOLDING CORPORATION

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.  FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements and Notes                       3

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         9


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                 14

                       PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                           APS HOLDING CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                                    --------

                                 (IN THOUSANDS)

                       ASSETS                                                   APRIL 25, 1996    JANUARY 27, 1996
                                                                                --------------    ----------------
                                                                                 (UNAUDITED)
Current assets:

  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .     $ 10,744           $  7,886
  Accounts and notes receivable, less allowance of $6,488 and $5,048 . . . . .      127,558            120,848
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      308,430            295,379
  Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,874             13,390
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . .       26,239             30,817
                                                                                   --------           --------
                Total current assets . . . . . . . . . . . . . . . . . . . . .      485,845           468,320

Property and equipment, less accumulated depreciation of $21,704 and $20,463 .       41,337             40,777
Notes receivable, less current portion . . . . . . . . . . . . . . . . . . . .       20,210             26,235
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       48,734             50,627
Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          509                681
Deferred costs and other assets. . . . . . . . . . . . . . . . . . . . . . . .       14,543             13,519
                                                                                   --------           --------
                                                                                   $611,178           $600,159
                                                                                   --------           --------
                                                                                   --------           --------

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Book overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  5,802           $  8,314
  Current maturities of long-term debt . . . . . . . . . . . . . . . . . . . .       13,952             13,453
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      127,350            103,214
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       41,357             40,655
                                                                                   --------           --------
               Total current liabilities . . . . . . . . . . . . . . . . . . .      188,461            165,636

Long-term debt, less current maturities. . . . . . . . . . . . . . . . . . . .      290,394            302,512
Deferred income and other liabilities. . . . . . . . . . . . . . . . . . . . .        6,938              7,981
                                                                                   --------           --------
               Total liabilities . . . . . . . . . . . . . . . . . . . . . . .      485,793            476,129
                                                                                   --------           --------
Commitments and contingencies (Note 4) . . . . . . . . . . . . . . . . . . . .          -                  -

Stockholders' equity:
  Class A common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .          137                137
  Class B common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -                  -
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .      154,889            154,889
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (29,521)           (30,876)
  Treasury stock, at cost. . . . . . . . . . . . . . . . . . . . . . . . . . .         (120)              (120)
                                                                                   --------           --------
               Total stockholders' equity  . . . . . . . . . . . . . . . . . .      125,385            124,030
                                                                                   --------           --------
                                                                                   $611,178           $600,159
                                                                                   --------           --------
                                                                                   --------           --------


The accompanying notes are an integral part of the consolidated financial statements.

                           APS HOLDING CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                  ---------


                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 (UNAUDITED)



                                                         THREE MONTHS      THREE MONTHS
                                                             ENDED            ENDED
                                                         APRIL 25, 1996   APRIL 25, 1995
                                                         --------------   --------------
Net sales . . . . . . . . . . . . . . . . . . . . . . . .  $ 217,566        $ 137,949
Cost of goods sold. . . . . . . . . . . . . . . . . . . .    141,735           89,880
                                                           ---------        ---------

     Gross profit . . . . . . . . . . . . . . . . . . . .     75,831           48,069

Selling, general and administrative expenses. . . . . . .     68,280           39,977
                                                           ---------        ---------

     Operating income . . . . . . . . . . . . . . . . . .      7,551            8,092

Interest income . . . . . . . . . . . . . . . . . . . . .      1,363            1,261
Other income. . . . . . . . . . . . . . . . . . . . . . .        273              383
                                                           ---------        ---------

     Income before interest expense and income taxes. . .      9,187            9,736

Interest expense. . . . . . . . . . . . . . . . . . . . .      7,001            3,684
                                                           ---------        ---------

     Income before income taxes . . . . . . . . . . . . .      2,186            6,052

Provision for income taxes. . . . . . . . . . . . . . . .        831            2,294
                                                           ---------        ---------

     Net income . . . . . . . . . . . . . . . . . . . . .  $   1,355        $   3,758
                                                           ---------        ---------
                                                           ---------        ---------

Net income per share. . . . . . . . . . . . . . . . . . .  $    0.10        $    0.27
                                                           ---------        ---------
                                                           ---------        ---------

Weighted average common shares outstanding. . . . . . . .     13,885           13,909
                                                           ---------        ---------
                                                           ---------        ---------


  The accompanying notes are an integral part of the consolidated financial statements.

                             APS HOLDING CORPORATION


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED APRIL 25, 1996



                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                             CLASS A
                                          COMMON STOCK   ADDITIONAL               TREASURY    TOTAL
                                       ----------------   PAID-IN    ACCUMULATED    STOCK,  STOCKHOLDERS'
                                       SHARES    AMOUNT   CAPITAL      DEFICIT     AT COST     EQUITY
                                       ------    ------   -------    -----------  --------   -----------
Balance at beginning of period . . . . 13,728    $ 137    $ 154,889    $ (30,876)  $ (120)   $ 124,030


Net income for the period. . . . . . .    -         -            -         1,355       -         1,355
                                       ------    -----    ---------    ---------   ------    ---------

Balance at April 25, 1996. . . . . . . 13,728    $ 137    $ 154,889    $ (29,521)  $ (120)   $ 125,385
                                       ------    -----    ---------    ---------   ------    ---------
                                       ------    -----    ---------    ---------   ------    ---------


    The accompanying notes are an integral part of the consolidated financial statements.

                             APS HOLDING CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                  ---------

                                (IN THOUSANDS)

                                  (UNAUDITED)


                                                                       THREE MONTHS    THREE MONTHS
                                                                           ENDED           ENDED
                                                                      APRIL 25, 1996   APRIL 25, 1995
                                                                      --------------   --------------
Cash flows from operating activities:
      Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,355         $  3,758
      Adjustments to reconcile net income to net cash
        provided by (used in) activities:
          Depreciation and amortization. . . . . . . . . . . . . . . . .     2,756            1,906
          Amortization of debt issue costs . . . . . . . . . . . . . . .       197              214
          Provision for bad debts. . . . . . . . . . . . . . . . . . . .     1,481              905
          Income from supply agreement . . . . . . . . . . . . . . . . .      (273)            (383)
          Deferred income taxes. . . . . . . . . . . . . . . . . . . . .       688            2,084
          Change in operating assets and liabilities:
            Accounts receivable. . . . . . . . . . . . . . . . . . . . .    (8,249)         (10,912)
            Inventories. . . . . . . . . . . . . . . . . . . . . . . . .   (11,134)         (13,816)
            Prepaid expenses and other current assets. . . . . . . . . .     4,580           (2,241)
            Accounts payable . . . . . . . . . . . . . . . . . . . . . .    24,136           11,081
            Accrued liabilities. . . . . . . . . . . . . . . . . . . . .       686           (4,680)
            Other assets and liabilities . . . . . . . . . . . . . . . .    (4,518)               3
                                                                          --------         --------

              Net cash provided by (used in) operating activities. . . .    11,705          (12,081)
                                                                          --------         --------

Cash flows from investing activities:
      Investment in notes receivable . . . . . . . . . . . . . . . . . .    (1,547)          (1,119)
      Proceeds from repayment of notes receivable. . . . . . . . . . . .     7,630            1,218
      Business acquisitions, net of cash acquired. . . . . . . . . . . .    (2,286)          (7,243)
      Capital expenditures . . . . . . . . . . . . . . . . . . . . . . .    (2,013)          (2,375)
      Proceeds from sale of intangible assets. . . . . . . . . . . . . .     3,500                -
                                                                          --------         --------

              Net cash provided by (used in) investing activities. . . .     5,284           (9,519)
                                                                          --------         --------

Cash flows from financing activities:
      Change in book overdrafts. . . . . . . . . . . . . . . . . . . . .    (2,512)               -
      Net borrowings under revolving credit agreement. . . . . . . . . .    (8,300)          28,900
      Retirement of long-term debt . . . . . . . . . . . . . . . . . . .    (3,319)          (2,830)
                                                                          --------         --------

              Net cash provided by (used in) financing activities. . . .   (14,131)          26,070
                                                                          --------         --------

Net increase in cash and cash equivalents. . . . . . . . . . . . . . . .     2,858            4,470

Cash and cash equivalents at beginning of period . . . . . . . . . . . .     7,886               15
                                                                          --------         --------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . .  $ 10,744          $ 4,485
                                                                          --------         --------
                                                                          --------         --------

Supplemental disclosures:
      Cash paid for interest . . . . . . . . . . . . . . . . . . . . . .  $  2,562          $ 3,163
                                                                          --------         --------
                                                                          --------         --------
      Cash paid for income taxes . . . . . . . . . . . . . . . . . . . .  $     17          $   146
                                                                          --------         --------
                                                                          --------         --------


    The accompanying notes are an integral part of the consolidated financial statements.

                            APS HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ----------

1.  BASIS OF PRESENTATION:

     The consolidated balance sheet of APS Holding Corporation and subsidiaries (the "Company") at January 27, 1996 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at April 25, 1996, the consolidated statements of operations for the three months ended April 25, 1996 and 1995, the consolidated statement of changes in stockholders' equity for the three months ended April 25, 1996 and the consolidated statements of cash flows for the three months ended April 25, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months ended April 25, 1996 are not necessarily indicative of the operating results for a full year or of future operations.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended January 27, 1996.

2.  NEW ACCOUNTING PRINCIPLES:

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, entitled "ACCOUNTING FOR THE STOCK-BASED COMPENSATION" ("SFAS No. 123"), in October 1995. The Company is required to adopt either the new accounting rules or the new disclosure rules of SFAS No. 123 for the fiscal year ending January 25, 1997. The Company has decided to adopt the disclosure requirements of SFAS No. 123.

3.  COST TO EXIT ACTIVITIES:

     On January 25, 1996, the Company acquired all of the outstanding stock of Parts, Inc. ("PI") from GKN Parts Industries Corporation (the "PI Acquisition"). Since the PI Acquisition, the Company has implemented a comprehensive plan for integrating PI's operations and administrative functions with those of the Company. Such plan entails the closure of certain PI distribution centers and stores and consolidation of these operations into the Company's remaining facilities, as well as the consolidation of certain administrative functions. The Company's financial statements at January 27, 1996 included a liability of $9.2 million for costs related to such plan. During the three months ended April 25, 1996, the Company charged approximately $0.8 million against such liability. Such charge consisted of approximately $0.7 million to close facilities ( including approximately $0.5 million of employee termination and relocation costs) and approximately $0.1 million for future lease and related obligations.

     In connection with the PI Acquisition, the Company also embarked upon a program during the fourth quarter of the fiscal year ended January 27, 1996 to review and rationalize its facilities. In conjunction with such program, and in order to achieve its operating performance objectives, the Company has begun to consolidate redundant operating and administrative facilities, owned by the Company prior to the PI Acquisition, into existing facilities and to close other nonperforming facilities. The Company expects to attain a majority of the program's objectives during fiscal 1997 with completion of the program during the fiscal year ending January 31, 1998. The Company's financial statements at January 27, 1996 included a liability, in the amount of $5.5 million for costs related to such program, including approximately $0.5 million of employee severance benefits related to personnel reductions of approximately 300 employees, primarily warehouse and store personnel. During the three months ended April 25, 1996, the Company charged approximately $0.7 million of

                            APS HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ----------

consolidation costs against such liability. Such costs included approximately $0.4 million to close facilities (including $69,000 of employee severance benefits for 85 terminated employees) and approximately $0.3 million for future lease and related obligations.

4.  LITIGATION:

     The Company is involved in various claims and disputes arising in the normal course of business, including the matter of JO M. SMITH ET AL V. A.P.S., INC. ET AL, which was filed in July 1994 and is now pending in the District Court of Harris County, Texas. The plaintiffs (four former and one existing employee) claim to have been the recipients of acts of intimidation and/or retaliatory conduct as a result of their filing of workers' compensation claims and have filed this suit against the Company and one of its officers under various sections of Texas state statutes prohibiting such actions claiming aggregate specified actual damages of $3.2 million, punitive damages of $6.3 million and damages for emotional distress in the amount of $5.0 million. In addition, as a result of the PI Acquisition, the Company has become a party to a number of other existing litigation matters and claims. Among those cases is the matter of KARON S. ADKISSON V. GKN PARTS INDUSTRIES CORPORATION, a suit pending in the United States District Court for the Western District of Oklahoma. The plaintiff, a former employee of PI, alleges several claims against PI, including violation of Title VII of the Civil Rights Act of 1964 and the negligent retention and supervision of its employees as a result of being raped by a fellow employee, who has been convicted of that crime.

     While the outcome of this litigation is inherently uncertain, management believes that the Company has meritorious defenses to both of these suits, as well as to other pending litigation matters. In any event, the Company has been contractually indemnified by the seller of PI for the costs of defense and any adverse outcome (generally, subject to a $500,000 basket) relating to various PI matters, including all PI litigation matters pending on the date of the PI Acquisition. In addition, the Company has insurance or indemnity coverage against various other pending claims and disputes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Presented below is a summary of unaudited financial operating information for the three months ended April 25, 1996 and 1995 (dollars in thousands):

                                             THREE MONTHS            THREE MONTHS
                                                 ENDED                   ENDED
                                            APRIL 25, 1996    %     APRIL 25, 1995    %
                                            --------------  -----   --------------  -----
Net sales. . . . . . . . . . . . . . .        $ 217,566     100.0     $ 137,949     100.0
Cost of goods sold . . . . . . . . . .          141,735      65.1        89,880      65.2
Gross profit . . . . . . . . . . . . .           75,831      34.9        48,069      34.8
Selling, general and administrative
 expenses. . . . . . . . . . . . . . .           68,280      31.4        39,977      29.0
Operating income . . . . . . . . . . .            7,551       3.5         8,092       5.9
Net income . . . . . . . . . . . . . .            1,355       0.6         3,758       2.7

THE PI ACQUISITION

     On January 25, 1996, the Company purchased all of the outstanding stock of Parts, Inc. ("PI"), an automotive parts distributor, for a net purchase price of $74.9 million (the "PI Acquisition").

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     Net sales for the three months ended April 25, 1995 increased $79.6 million or 57.7% from the corresponding period of the prior year. Such increase was primarily attributable to the impact of the PI Acquisition and, to a lesser extent, to increased sales generated by new Installers' Service Warehouse ("ISW") locations.

     Cost of goods sold consists of the purchase cost of products sold. The dollar increase in cost of goods sold principally resulted from increased sales volume generated by the PI Acquisition and the growth of the ISW business.
While cost of goods sold for the three months ended April 25, 1996 (as a percentage of net sales) was comparable to that of the corresponding period of the prior year, such percentage reflects the sales mix containing more ISW sales, which have higher gross profit margins than the Company's traditional businesses (i.e., distribution centers and Company-owned stores), offset by lower gross profit margins at the Company's traditional businesses. Such decrease in gross profit margins at the Company's traditional businesses primarily result from a reduction in selling prices to high volume jobbers and, to a lesser extent, the absence in the current quarter of the benefit of one-time incentives received in the prior period resulting from a change in a supplier for certain product categories. The Company intends to continue adding high volume jobbers and, consequently, gross profit margins at its traditional businesses could decrease in future periods.

     Selling, general and administrative expenses for the three months ended April 25, 1996 increased $28.3 million or 70.8% compared to the corresponding period of the prior year. The dollar increase in selling, general and administrative expenses principally resulted from increased sales volume generated by the PI Acquisition and the growth of the ISW business. Selling, general and administrative expenses (as a percentage of net sales) increased 2.4% over the corresponding period of the prior year principally as a result of the Company's operation of the PI business (which currently has higher distribution center operating costs than those of the Company's other traditional business operations) and, to a lesser extent, its operation of more ISWs (which have higher operating costs (as a percentage of net sales) than the Company's traditional businesses). The Company plans to continue adding new ISWs as part of its overall business plan and expects future operating expenses of its ISWs to continue to be higher (as a percentage of net sales) than the related operating expenses of its traditional businesses. However, the Company believes that, as certain PI distribution centers are consolidated into the Company's other facilities, selling, general and administrative expenses (as a percentage of net sales) for the Company's traditional businesses should decline in corresponding future periods, although no assurance can be given in this regard.

     Operating income for the three months ended April 25, 1996 decreased $0.5 million or 6.7%, compared to the corresponding period of the prior year, primarily due to the increase in selling, general and administrative expenses discussed above.

     Interest income for the three months ended April 25, 1996 was $1.4 million, an increase of $0.1 million or 8.1%, compared to $1.3 million for the corresponding period of the prior year. The increase was due principally to higher interest rates.

     Other income for the three months ended April 25, 1996 was $0.3 million (0.1% of net sales) compared to $0.4 million (0.3% of net sales) for the corresponding period of the prior year. Such amounts represent the portion allocable to such periods of a $6.0 million payment received from a supplier for entering into a ten year supply agreement in April 1993. Such payment was deferred and is being recognized as income on an accelerated basis over the term of the agreement; thus the amount of revenue recognized from such payment is declining.

     Interest expense for the three months ended April 25, 1996 was $7.0 million (3.2% of net sales) compared to $3.7 million (2.7% of net sales) for the corresponding period of the prior year. The increase in interest expense for such period is principally due to higher borrowing levels resulting from the Company's investment in acquisitions (primarily the PI Acquisition) and the expansion of its ISW business. The extent of future increases in interest expense will depend on a number of factors, including the magnitude of increases in borrowing levels, changes in interest rates and the Company's continued access to sufficient sources of funding for its expansion efforts. The PI Acquisition was financed through the private placement on January 25, 1996 of $100.0 million principal amount of the Company's 11.875% senior subordinated notes due 2006 (the "Notes"). Also, concurrently with the PI Acquisition, the Company entered into an amended and restated senior bank credit agreement (the "New Credit Agreement") which replaced the credit facilities previously made available to the Company under a credit agreement entered into in September 1993 (as amended, the "Previous Credit Agreement") and increased, to $235.0 million, the amount that may be borrowed (subject to a borrowing base limitation) under the revolving credit facility of the New Credit Agreement. At April 25, 1996, the Company had $201.8 million outstanding under such agreement. The Company expects to utilize the additional borrowing availability under the New Credit Agreement to fund the integration of PI with the Company's operations and to fund the Company's further expansion efforts. The Company expects that, as a result of such financing and increased borrowings, interest expense for future periods will continue to increase significantly compared to the same periods of the prior year.

     Income taxes for the three months ended April 25, 1996 were $0.8 million (an effective tax rate of 38.0%) compared to $2.3 million (an effective tax rate of 37.9%) for the corresponding period of the prior year. The combined applicable federal and state statutory tax rate is expected to approximate 38% during the fiscal year ending January 25, 1997 ("fiscal 1997").

     Net income for the three months ended April 25, 1996 was $1.4 million
(0.6% of net sales) compared to a net income of $3.8 million (2.7% of net sales) for the corresponding period of the prior year. Such decrease in net income is primarily a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS. For the three months ended April 25, 1996, operating activities provided net cash of approximately $11.7 million, resulting primarily from increases in accounts payable offset by increases in accounts receivable and inventories. Investing activities provided $5.3 million of cash, primarily from proceeds from the repayment of notes receivable and from proceeds from the sale of the Company's interest in the "Parts Plus" group of marks which had been acquired by the Company in the PI Acquisition. See "Other Matters" below. Such cash proceeds were partially offset by capital expenditures and business acquisitions. Financing activities utilized $14.1 million of cash, principally resulting from net repayments under the Company's revolving credit facility and retirement of long-term debt.

     For the three months ended April 25, 1995, operating activities utilized net cash of approximately $12.1 million, reflecting substantial uses of cash from operating activities in connection with increased accounts receivable, inventories and other current assets, offset by the Company's net earnings and increases in accounts payable. Investing activities utilized $9.5 million of cash, principally consisting of the Company's investment in business acquisitions and capital expenditures.

Financing activities provided $26.1 million of cash, principally resulting from net borrowings under the Company's revolving credit facility to finance its business acquisitions and ISW expansion.

     WORKING CAPITAL. At April 25, 1996, the Company had $297.4 million of working capital, including $10.7 million in cash and cash equivalents, compared to $302.7 million of working capital at January 27, 1996, including $7.9 million of cash and cash equivalents. During the three months ended April 25, 1996, current assets and current liabilities increased by $17.5 million and $22.8 million, respectively. Such increases are primarily attributable to increases in accounts receivable, inventories and accounts payable resulting from seasonal increases in business and the start-up of new ISWs. A significant portion of the increase in accounts payable was attributable to deferred payment terms negotiated with the Company's suppliers in order to offset the costs of integrating PI and to improve liquidity during such integration. Such deferred payment terms generally expire over a twelve to thirty-six month period. The Company expects to continue adding ISWs and to continue making strategic acquisitions from time to time (although it does not currently intend to make any significant acquisitions until PI has been sufficiently integrated into the Company's operations). As a result, the Company expects its working capital to increase in future periods.

     INTEREST RATE SWAP AGREEMENTS During the year ended January 27, 1996, the Company entered into interest rate swap agreements to hedge interest costs and risks associated with variable interest rates. Such agreements, which cover a portion of the borrowings under the New Credit Agreement, effectively convert variable-rate debt to fixed-rate debt with an effective per annum interest rate of approximately 7.1%. The aggregate notional principal amount of these agreements is $100.0 million, $75.0 million of which became effective in June 1995 and matures in June 1997 and $25.0 million of which became effective in January 1996 and matures in January 1998. The counterparties to such agreements are major financial institutions and, therefore, credit losses from counterparty nonperformance is not anticipated.

     CAPITAL EXPENDITURES AND ACQUISITIONS. Capital expenditures for the three months ended April 25, 1996, excluding new business acquisitions, were approximately $2.0 million compared to $2.4 million for the corresponding period of the prior year. The decrease in capital expenditures was due primarily to fewer openings of new ISWs during the three months ended April 25, 1996, as compared to the corresponding period of the prior year, offset by continued management information systems enhancements. In connection with the Company's ongoing growth strategy and to facilitate other business needs, the Company expects capital expenditures to increase in the remaining quarters of fiscal 1997 as a result of the PI Acquisition and management information system enhancements.

     In order to expand its business, the Company expects to continue to make strategic acquisitions from time to time for cash and other consideration and to continue adding new ISWs, in each case to the extent that its debt service requirements, financing agreement covenants, financial performance and funding availability permit. The Company does not currently intend to pursue significant additional acquisitions until PI's business has been sufficiently integrated into the Company's operations. To meet the cash funding requirements for the Company's continuing expansion efforts, the Company expects to draw on internally generated funds, borrowings under the New Credit Agreement, proceeds from the disposition of non-strategic assets and other sources of liquidity, to the extent available, as discussed below.

     SOURCES OF LIQUIDITY. Since the completion of the Company's initial public offering and debt refinancing in 1993, the Company has pursued more aggressive acquisition and ISW expansion programs, resulting in increased funding requirements. The principal sources of liquidity for the Company's business expansion and operating requirements in prior years have been internally generated funds from the operation of its traditional business, borrowings under the Previous Credit Agreement and the proceeds from issuance of the Notes. The Company expects that the principal sources of liquidity for its future operating requirements and business expansion will be cash flows from the operation of its traditional businesses and borrowings under the New Credit Agreement. In addition, the Company has negotiated deferred payment terms and other changeover and acquisition incentives with its major suppliers in order to offset the costs of integrating PI and to improve its liquidity during such integration. While the Company expects that such sources will provide sufficient working capital to operate its business and finance the integration of the PI business into the Company's distribution network and its currently planned expansion efforts, there can be no assurance that such sources will prove to be sufficient or that such additional vendor incentives will be fully attained. Further, the Company expects such sources will provide sufficient funds to meet its regularly scheduled debt service obligations (which have been significantly increased as a result of the PI Acquisition and related financing) prior to maturity of the revolving credit facility under the New Credit Agreement. The Company currently does not expect, however, to generate cash flow sufficient to fund the repayment of borrowings due under such revolving credit facility upon its maturity on December 31, 2000 and, accordingly, expects that it will seek to refinance such amounts prior to such maturity. No assurance can be given that such refinancing can be successfully accomplished.

GROWTH STRATEGY AND INTEGRATION OF PI

     As indicated above, the Company plans to continue growing by adding ISWs and making strategic acquisitions, in each case to the extent that its debt service requirements, financing agreement covenants, financial performance and availability of funding permit.

     During the three months ended April 25, 1996, the Company increased the total number of ISW locations from 252 to 255. The Company plans to add approximately 40 to 50 new ISWs throughout fiscal 1997. Looking forward, the Company remains convinced of the viability of the ISW concept and is continuing to refine and improve the execution of this division's business strategy. However, operating results have experienced and are expected to continue to experience earnings and cash flow pressure due to the large number of less mature ISWs and the rapid growth of the ISW base, the costs of opening additional ISWs and the expiration, generally after a period of six to fifteen months, of deferred payment terms extended to the Company by vendors in connection with the opening of new ISW locations. Operating margins for the ISWs are currently below those of the Company's traditional businesses.

     Full realization of the potential benefits of the PI Acquisition will be dependent upon a variety of factors, including (i) retention of a substantial portion of PI's sales, particularly sales to higher volume associated jobbers;
(ii) obtaining significant reductions in cost of goods sold resulting from purchasing economies extended to the Company by suppliers; (iii) achieving significant reductions in selling, general and administrative expenses through the consolidation or closure of certain operating and administrative facilities and functions; and (iv) obtaining deferred payment terms and other one-time changeover incentives from suppliers that will be sufficient to offset certain significant one-time cash costs and expenses that the Company expects to incur in connection with the PI Acquisition and will provide additional liquidity during the integration of PI's business into that of the Company. There can be no assurance as to the extent to which the Company will be able to realize the potential benefits of the PI Acquisition or the timing of such realization. Failure to achieve a substantial portion of these benefits within the time frame expected by the Company could materially and adversely affect the Company's future results of operations and financial position.

SEASONALITY; INFLATION

     Historically, the Company's net sales have been higher during April through September of each year than during the other months of the year. In addition, the demand for automotive products is somewhat affected by weather conditions and, consequently, the Company's results of operations from period to period may be affected by such conditions. Temperature extremes tend to enhance sales by causing a higher incidence of parts failure and increasing sales of seasonal products, while milder weather tends to depress sales.

     The Company's management does not believe that its operations have been materially affected by inflation. In general, the Company has been able to pass on to its customers any increases in the cost of its inventory.

NEW ACCOUNTING STANDARD

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, entitled "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS No. 123"), in October 1995. The Company is required to adopt either the new accounting rules or the new disclosure rules of SFAS No. 123 for Fiscal Year 1997. The Company has decided to adopt the disclosure requirements of SFAS No. 123.

FORWARD LOOKING INFORMATION

     The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations"," Liquidity and Capital Resources" and "Growth Strategy and Integration of PI" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Quarterly Report could differ materially from those contemplated by such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in the Quarterly Report and in the Company's Annual Report on Form 10-K for the year ended January
27, 1996, including without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

OTHER MATTERS

     In February 1996, the Company sold its interest in the "Parts Plus" group of marks, which had been acquired by the Company in the PI Acquisition, to the Association of Automotive Aftermarket Distributors ("AAAD") for cash consideration of $3.5 million. PI had previously licensed the same marks to AAAD for a small yearly license fee.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  A.  EXHIBITS

                                                                   LOCATION OF EXHIBIT
EXHIBIT                                                               IN SEQUENTIAL
 NUMBER       DESCRIPTION OF DOCUMENT                                NUMBERING SYSTEM
- - -------       -----------------------                              -------------------
10.5.37    First amendment, dated as of April 23, 1996, to the
           Amended and Restated Credit Agreement dated as of
           January 25, 1996, among A.P.S., Inc., the several
           lenders from time to time parties thereto, and
           Chemical Bank, as agent

 11.1      Statement re Computation of Income Per Share

 12.0      Statement re Computation of Earnings to Fixed Charges

  B.  REPORTS ON FORM 8-K

     On February 9, 1996, the Company filed a Form 8-K reporting the acquisition of Parts, Inc., including financial statements for Parts, Inc. for the years ended December 31, 1994 and 1993 and the nine months ended September 30,1995 and pro forma financial information for the Company's acquisition of Parts, Inc. An amendment to such Form 8-K was filed on March 29, 1996 refiling Exhibit 2.2 to denote that certain sections of such exhibit had been redacted and filed separately with the Securities and Exchange Commission.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       APS HOLDING CORPORATION



Date:    June 10, 1996                 By:   /S/  Mark S. Hoffman
                                          ---------------------------------
                                                  Mark S. Hoffman
                                           Director, President and Chief
                                                 Executive Officer



Date:   June 10, 1996                  By:  /S/  Thomas T. McEntire
                                          ---------------------------------
                                                 Thomas T. McEntire
                                                     Controller