Form 10-Q
period 1996-07-25
APS HOLDING CORPORATION
filed 1996-09-09
CIK 860420

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended July 25, 1996


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

There were 13,731,222 shares of the Registrant's Class A Common Stock outstanding as of the close of business on September 3, 1996. There were no shares outstanding of the Registrant's Class B Common Stock.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

                            PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                               APS HOLDING CORPORATION

                             CONSOLIDATED BALANCE SHEETS

                                     -----------

                                    (IN THOUSANDS)



                                ASSETS                                            JULY 25, 1996   JANUARY 27, 1996
                                                                                  -------------   ----------------
                                                                                   (UNAUDITED)
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .     $    14,481      $     7,886
  Accounts and notes receivable, less allowance of $7,411 and $5,048 . . . . .         133,377          120,848
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         304,216          295,379
  Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,755           13,390
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . .          22,082           30,817
                                                                                     ---------        ---------

                Total current assets . . . . . . . . . . . . . . . . . . . . .         487,911          468,320

Property and equipment, less accumulated depreciation of $22,958 and $20,463 .          41,797           40,777
Notes receivable, less current portion . . . . . . . . . . . . . . . . . . . .          20,939           26,235
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .          48,192           50,627
Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             498              681
Deferred costs and other assets. . . . . . . . . . . . . . . . . . . . . . . .          15,430           13,519
                                                                                     ---------        ---------

                                                                                     $ 614,767        $ 600,159
                                                                                     ---------        ---------
                                                                                     ---------        ---------

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Book overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    9,603       $    8,314
  Current maturities of long-term debt . . . . . . . . . . . . . . . . . . . .          16,468           13,453
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         120,862          103,214
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          42,661           40,655
                                                                                     ---------        ---------

               Total current liabilities . . . . . . . . . . . . . . . . . . .         189,594          165,636

Long-term debt, less current maturities. . . . . . . . . . . . . . . . . . . .         288,290          302,512
Deferred income and other liabilities. . . . . . . . . . . . . . . . . . . . .           5,520            7,981
                                                                                     ---------        ---------

               Total liabilities . . . . . . . . . . . . . . . . . . . . . . .         483,404          476,129
                                                                                     ---------        ---------

Commitments and contingencies (Note 4) . . . . . . . . . . . . . . . . . . . .            -                -

Stockholders' equity:
  Class A common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .             137              137
  Class B common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -                -
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .         154,904          154,889
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (23,558)         (30,876)
  Treasury stock, at cost. . . . . . . . . . . . . . . . . . . . . . . . . . .            (120)            (120)
                                                                                     ---------        ---------

               Total stockholders' equity  . . . . . . . . . . . . . . . . . .         131,363          124,030
                                                                                     ---------        ---------

                                                                                     $ 614,767        $ 600,159
                                                                                     ---------        ---------
                                                                                     ---------        ---------





                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                               APS HOLDING CORPORATION

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                    --------------

                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     (UNAUDITED)





                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JULY 25,                     JULY 25,
                                                             -----------------------      ------------------------
                                                               1996           1995          1996           1995
                                                             ---------     ---------      ---------      ---------

Net sales. . . . . . . . . . . . . . . . . . . . . . .      $ 234,305      $ 154,980      $ 451,871      $ 292,929
Cost of goods sold . . . . . . . . . . . . . . . . . .        152,645        101,452        294,380        191,332
                                                             ---------     ---------      ---------      ---------

     Gross profit. . . . . . . . . . . . . . . . . . .         81,660         53,528        157,491        101,597

Selling, general and administrative expenses . . . . .         67,033         41,476        135,313         81,453
                                                             ---------     ---------      ---------      ---------

     Operating income. . . . . . . . . . . . . . . . .         14,627         12,052         22,178         20,144

Interest income. . . . . . . . . . . . . . . . . . . .          1,449          1,326          2,812          2,587
Other income . . . . . . . . . . . . . . . . . . . . .             50            384            323            767
                                                             ---------     ---------      ---------      ---------

     Income before interest expense and
            income taxes . . . . . . . . . . . . . . .         16,126         13,762         25,313         23,498

Interest expense . . . . . . . . . . . . . . . . . . .          6,682          4,018         13,683          7,702
                                                             ---------     ---------      ---------      ---------

     Income before income taxes. . . . . . . . . . . .          9,444          9,744         11,630         15,796

Provision for income taxes . . . . . . . . . . . . . .          3,481          3,683          4,312          5,977
                                                             ---------     ---------      ---------      ---------

     Net income. . . . . . . . . . . . . . . . . . . .      $   5,963      $   6,061      $   7,318      $   9,819
                                                             ---------     ---------      ---------      ---------
                                                             ---------     ---------      ---------      ---------

Net income per share . . . . . . . . . . . . . . . . .         $ 0.43         $ 0.44         $ 0.53         $ 0.71
                                                             ---------     ---------      ---------      ---------
                                                             ---------     ---------      ---------      ---------

Weighted average common shares outstanding . . . . . .         13,920         13,911         13,902         13,912
                                                             ---------     ---------      ---------      ---------
                                                             ---------     ---------      ---------      ---------





                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                               APS HOLDING CORPORATION

              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        FOR THE SIX MONTHS ENDED JULY 25, 1996


                                    --------------

                                    (IN THOUSANDS)

                                     (UNAUDITED)





                                               CLASS A
                                             COMMON STOCK           ADDITIONAL                   TREASURY       TOTAL
                                        -----------------------      PAID-IN     ACCUMULATED      STOCK,     STOCKHOLDERS'
                                         SHARES        AMOUNT        CAPITAL       DEFICIT       AT COST        EQUITY
                                        ---------     ---------     ---------     ---------     ---------     ---------


Balance at beginning of period . .         13,728         $ 137     $ 154,889     $ (30,876)       $ (120)    $ 124,030

Exercise of stock options. . . . .              2             -            15             -             -            15

Net income for the period. . . . .              -             -             -         7,318             -         7,318
                                        ---------     ---------     ---------     ---------     ---------     ---------

Balance at July 25, 1996 . . . . .         13,730         $ 137     $ 154,904     $ (23,558)      $  (120)    $ 131,363
                                        ---------     ---------     ---------     ---------     ---------     ---------
                                        ---------     ---------     ---------     ---------     ---------     ---------







                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                               APS HOLDING CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    --------------

                                    (IN THOUSANDS)

                                     (UNAUDITED)



                                                                                          SIX MONTHS                  SIX MONTHS
                                                                                             ENDED                        ENDED
                                                                                         JULY 25, 1996               JULY 25, 1995
                                                                                         -------------               -------------
Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $    7,318                  $     9,819
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization . . . . . . . . . . . . . . . . . .                    5,630                        3,991
         Amortization of debt issue costs. . . . . . . . . . . . . . . . .                      393                          469
         Provision for bad debts . . . . . . . . . . . . . . . . . . . . .                    2,319                        1,561
         Income from supply agreement. . . . . . . . . . . . . . . . . . .                     (323)                        (767)
         Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .                     (182)                       5,375
         Changes in operating assets and liabilities:
           Accounts receivable . . . . . . . . . . . . . . . . . . . . . .                  (14,819)                     (19,837)
           Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .                   (5,753)                     (22,104)
           Prepaid expenses and other current assets . . . . . . . . . . .                    8,742                       (9,308)
           Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .                   17,648                       18,104
           Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .                    1,977                       (6,043)
           Other assets and liabilities. . . . . . . . . . . . . . . . . .                   (6,695)                      (1,637)
                                                                                          ---------                     --------

             Net cash provided by (used in) operating activities. . .                        16,255                      (20,377)
                                                                                          ---------                     --------

Cash flows from investing activities:
    Investment in notes receivable . . . . . . . . . . . . . . . . . . . .                   (3,933)                      (2,327)
    Proceeds from repayment of notes receivable. . . . . . . . . . . . . .                    8,781                        2,449
    Business acquisitions, net of cash acquired. . . . . . . . . . . . . .                   (3,367)                      (7,975)
    Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . .                   (4,738)                      (4,436)
    Proceeds from sale of intangible assets. . . . . . . . . . . . . . . .                    3,500                          -
                                                                                          ---------                     --------

             Net cash provided by (used in) investing activities . . . . .                      243                      (12,289)
                                                                                          ---------                     --------

Cash flows from financing activities:
    Change in book overdrafts. . . . . . . . . . . . . . . . . . . . . . .                    1,289                          -
    Net borrowings under revolving credit agreement. . . . . . . . . . . .                   (4,500)                      43,600
    Retirement of long-term debt . . . . . . . . . . . . . . . . . . . . .                   (6,707)                      (5,728)
    Exercise of stock options. . . . . . . . . . . . . . . . . . . . . . .                       15                           16
    Debt issue costs . . . . . . . . . . . . . . . . . . . . . . . . . . .                     -                            (500)
                                                                                          ---------                     --------

             Net cash (used in) provided by financing activities . . . . .                   (9,903)                      37,388
                                                                                          ---------                     --------

Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . .                    6,595                        4,722

Cash and cash equivalents at beginning of period . . . . . . . . . . . . .                    7,886                           15
                                                                                          ---------                     --------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . .                 $ 14,481                     $  4,737
                                                                                          ---------                     --------
                                                                                          ---------                     --------

Supplemental disclosures:
    Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . .                 $ 11,706                     $  7,620
                                                                                          ---------                     --------
                                                                                          ---------                     --------

    Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . . .                $     841                     $  4,930
                                                                                          ---------                     --------
                                                                                          ---------                     --------






                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                               APS HOLDING CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    --------------


1.  BASIS OF PRESENTATION:

    The consolidated balance sheet of APS Holding Corporation and subsidiaries (the "Company") at January 27, 1996 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at July 25, 1996, the consolidated statements of operations for the three and six months ended July 25, 1996 and 1995, the consolidated statement of changes in stockholders' equity for the six months ended July 25, 1996 and the consolidated statements of cash flows for the six months ended July 25, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months or six months ended July 25, 1996 are not necessarily indicative of the operating results for a full year or of future operations.

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


2.  NEW ACCOUNTING STANDARD:


    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, entitled "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES" ("SFAS No. 125"), in August 1996. The Company is required to adopt the accounting rules of SFAS No. 125 for certain transactions occurring after December 31, 1996. The adoption of SFAS No. 125 is not expected to have a significant impact on the Company's financial position or results of operations.


3.  COST TO EXIT ACTIVITIES:

    On January 25, 1996, the Company acquired all of the outstanding stock of Parts, Inc. ("PI") from GKN Parts Industries Corporation (the "PI Acquisition"). Since the PI Acquisition, the Company has implemented a comprehensive plan for integrating PI's operations and administrative functions with those of the Company. Such plan entails the closure of certain PI distribution centers and stores and consolidation of these operations into the Company's remaining facilities, as well as the consolidation of certain administrative functions. The Company's financial statements at January 27, 1996 included a liability and reserves of $9.2 million for costs related to such plan. During the six months ended July 25, 1996, the Company charged approximately $2.5 million against such liability. Such charge consisted of approximately $2.1 million to close facilities (including approximately $1.3 million of employee termination and relocation costs) and approximately $0.4 million for lease and related obligations.

    In connection with the PI Acquisition, the Company also embarked upon a program during the fourth quarter of the fiscal year ended January 27, 1996 to review and rationalize its facilities. In conjunction with such program, and in order to achieve its operating performance objectives, the Company has begun to consolidate redundant operating and administrative facilities, owned by the Company prior to the PI Acquisition, into existing facilities and to close other nonperforming facilities. The Company expects to attain a majority of the program's objectives during the fiscal year ending January 25, 1997 with completion of the program during the fiscal year ending January 31, 1998. The Company's financial statements at January 27, 1996 included a liability in the amount of $5.5 million for costs related to such program, including approximately $0.5 million of employee severance benefits related to personnel reductions of

                               APS HOLDING CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    --------------


approximately 300 employees, primarily warehouse and store personnel. During the six months ended July 25, 1996, the Company charged approximately $2.1 million of consolidation costs against such liability. Such costs included approximately $1.0 million to close facilities (including approximately $0.1 million of employee severance benefits for 129 terminated employees) and approximately $1.1million for lease and related obligations.


4.  LITIGATION:

The Company is involved in various claims and disputes arising in the normal course of business. One such case involved the matter of JO M. SMITH ET AL V. A.P.S., INC. ET AL, which was filed in July 1994 in the District Court of Harris County, Texas. The plaintiffs (four former and one existing employee) claimed to have been the recipients of acts of intimidation and/or retaliatory conduct as a result of their filing of workers' compensation claims and filed this suit against the Company and one of its officers under various sections of Texas state statutes prohibiting such actions claiming aggregate specified actual damages of $3.2 million, punitive damages of $6.3 million and damages for emotional distress in the amount of $5.0 million. Such suit was settled during the quarter ended July 25, 1996 for an aggregate $350,000 payment to the plaintiffs and is reflected in the Company's net income for the three and six months ended July 25, 1996.

    In addition, as a result of the PI Acquisition, the Company has become a party to a number of other existing litigation matters and claims. Among those cases is the matter of KARON S. ADKISSON V. GKN PARTS INDUSTRIES CORPORATION, a suit pending in the United States District Court for the Western District of Oklahoma. The plaintiff, a former employee of PI, alleges several claims against PI, including violation of Title VII of the Civil Rights Act of 1964 and the negligent retention and supervision of its employees as a result of being raped by a fellow employee, who has been convicted of that crime. While the outcome of this litigation is inherently uncertain, management believes that the Company has meritorious defenses to such suit, as well as to other pending litigation matters. In any event, the Company has been contractually indemnified by the seller of PI for the costs of defense and any adverse outcome (generally, subject to a $500,000 basket) relating to various PI matters, including all PI litigation matters pending on the date of the PI Acquisition. In addition, the Company has insurance or indemnity coverage against various other pending claims and disputes.


5. RETIREMENT PLAN:

    Effective September 1, 1996, the Company implemented the A.P.S., Inc. Executive 401(k) Deferral Plan (the "Deferral Plan"), a defined contribution plan covering a group of key management employees who also participate at the maximum contribution level of 3% in the Company's previously existing defined contribution plan, the A.P.S., Inc. Partnership Plan (the "Partnership Plan"). Participants in the Deferral Plan may contribute up to 28% of their annual compensation, in addition to their contribution to the Partnership Plan. Such contributions will be matched 50% by the Company up to 6% of the participants' combined contributions to both plans. Participants' vesting rates in the Partnership Plan carry over to the Deferral Plan and participants become fully vested in the Company's contributions to both plans after five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    Presented below is a summary of unaudited financial operating information for the three and six months ended July 25, 1996 and 1995 (dollars in thousands):


                                                  THREE MONTHS ENDED JULY 25,             SIX MONTHS ENDED JULY 25,
                                              --------------------------------        -------------------------------
                                              1996        %      1995       %         1996       %      1995       %
                                              ----       ---     ----      ---        ----      ---     ----      ---
Net sales                                   $ 234,305   100.0  $ 154,980   100.0   $ 451,871   100.0  $ 292,929   100.0
Cost of goods sold                            152,645    65.1    101,452    65.5     294,380    65.1    191,332    65.3
Gross profit                                   81,660    34.9     53,528    34.5     157,491    34.9    101,597    34.7
Selling, general and administrative expenses   67,033    28.6     41,476    26.8     135,313    29.9     81,453    27.8
Operating income                               14,627     6.2     12,052     7.8      22,178     4.9     20,144     6.9
Net income                                      5,963     2.5      6,061     3.9       7,318     1.6      9,819     3.4


THE PI ACQUISITION

    On January 25, 1996, the Company purchased all of the outstanding stock of Parts, Inc. ("PI"), an automotive parts distributor, for a net purchase price of $74.9 million (the "PI Acquisition").

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

    Net sales for the three months and six months ended July 25, 1996 increased $79.3 million (51.2%) and $158.9 million (54.3%), respectively, from the corresponding periods of the prior year. Such increase was primarily attributable to the impact of the PI Acquisition and, to a lesser extent, to increased sales generated by new Installers' Service Warehouse ("ISW") location and increasing sales at less mature ISWs. The Company experienced a decrease in demand for its products at the end of July 1996 and during the month of August 1996 due in part to the unseasonably cool weather experienced in many parts of the United States this summer.

    Cost of goods sold or the three months and six months ended July 25, 1996 increased $51.2 million (50.5%) and $103.0 million (53.9%), respectively, compared to the corresponding periods of the prior year. The dollar increase in cost of goods sold principally resulted from increased sales volume generated by the PI Acquisition and the growth of the ISW business. Cost of goods sold for the three months and six months ended July 25, 1996 (as a percentage of net sales) decreased slightly compared to that of the corresponding periods of the prior year principally due to the sales mix containing more ISW sales, which have higher gross profit margins than the Company's traditional businesses (i.e., distribution centers and Company-owned stores), offset by lower gross profit margins at the Company's traditional businesses. Such decrease in gross profit margins at the Company's traditional businesses primarily result from a reduction in selling prices to high volume jobbers. The Company intends to continue adding high volume jobbers and, consequently, gross profit margins at its traditional businesses could decrease in future periods.

    Selling, general and administrative expenses for the three months and six months ended July 25, 1996 increased $25.6 million (61.6%) and $53.9 million (66.1%), respectively, compared to the corresponding periods of the prior year. The dollar increases in selling, general and administrative expenses for both the three and six month periods ended July 25, 1996 principally resulted from increased sales volume generated by the PI Acquisition and the growth of the ISW business. Selling, general and administrative expenses (as a percentage of net sales) for the three months and six months ended July 25, 1996 increased 1.8% and 2.1%, respectively, compared to the respective prior year periods. Such increases (as a percentage of net sales) principally resulted from both the Company's operation of the PI business (which currently has higher distribution center operating costs than those of the Company's other traditional business operations) and, to a lesser extent, its operation of more ISWs (which have higher operating costs (as a percentage of net sales) than the Company's traditional businesses). The Company plans to continue adding new ISWs as part of its overall business plan and expects future operating expenses of its ISWs to continue to be higher (as a percentage of net sales) than the related operating expenses of its traditional businesses. However, the Company believes that, as certain PI distribution centers are consolidated into the Company's other facilities, selling, general and administrative expenses (as a percentage of net sales) for the Company's traditional businesses should decline in corresponding future periods, although no assurance can be given in this regard.

    Operating income for the three months and six months ended July 25, 1996 increased $2.6 million (21.4%) and $2.0 million (10.1%), respectively, compared to the corresponding periods of the prior year, primarily due to the reasons discussed above.

    Interest income for the three months and six months ended July 25, 1996 was $1.4 million (0.6% of net sales) and $2.8 million (0.6% of net sales), respectively, compared to $1.3 million (0.9% of net sales) and $2.6 million (0.9% of net sales), respectively, for the corresponding periods of the prior year. Such increases are due primarily to interest income from PI"s accounts receivable.

    Other income for the three months and six months ended July 25, 1996 was approximately $0.1 million (0.0% of net sales) and $0.3 million (0.1% of net sales) compared to $0.4 million (0.2% of net sales) and $0.8 million (0.3% of net sales), respectively, for the corresponding periods of the prior year. Such amounts represent the portion allocable to such periods of a $6.0 million payment received from a supplier for entering into a ten year supply agreement in April 1993. Such payment was deferred and is being recognized as income on an accelerated basis over the term of the agreement; thus the amount of revenue recognized from such payment is declining.

    Interest expense for the three months and six months ended July 25, 1996 was $6.7 million (2.9% of net sales) and $13.7 million (3.0% of net sales), respectively, compared to $4.0 million (2.6% of net sales) and $7.7 million (2.6% of net sales), respectively, for the corresponding periods of the prior year. The increase in interest expense for such periods is principally due to higher borrowing levels resulting from the Company's investment in acquisitions (primarily the PI Acquisition) and the expansion of its ISW business. The extent of future increases in interest expense will depend on a number of factors, including the magnitude of increases in borrowing levels, changes in interest rates and the Company's continued access to sufficient sources of funding for its expansion efforts. The PI Acquisition was financed through the private placement on January 25, 1996 of $100.0 million principal amount of the Company's 11.875% senior subordinated notes due 2006 (the "Notes"). Also, concurrently with the PI Acquisition, the Company entered into an amended and restated senior bank credit agreement (the "New Credit Agreement") which replaced the credit facilities previously made available to the Company under a credit agreement entered into in September 1993 (as amended, the "Previous Credit Agreement") and increased, to $235.0 million, the amount that may be borrowed (subject to a borrowing base limitation) under the revolving credit facility of the New Credit Agreement. At July 25, 1996, the Company had $202.4 million outstanding under such agreement, consisting of $143.9 million and $58.5 million in borrowings under the revolving credit facility and term loan facility, respectively. The Company expects to utilize the additional borrowing availability under the New Credit Agreement, to the extent necessary, to fund the integration of PI with the Company's operations and to fund the Company's further expansion efforts. The Company expects that, as a result of such financing and increased borrowings, interest expense for future periods may continue to increase significantly compared to the same periods of the prior year.

    Income taxes for the three months and six months ended July 25, 1996 were $3.5 million (an effective tax rate of 36.9%) and $4.3 million (an effective tax rate of 37.1%), respectively, compared to $3.7 million and $6.0 million (an effective tax rate of 37.8% for both periods), respectively, for the corresponding periods of the prior year. The combined applicable federal and state statutory tax rate is expected to approximate 37-38% during the fiscal year ending January 25, 1997 ("fiscal 1997").

    Net income for the three months and six months ended July 25, 1996 was $6.0 million (2.5% of net sales) and $7.3 million (1.6% of net sales), respectively, compared to a net income of $6.1 million (3.9% of net sales) and $9.8 million (3.4% of net sales), respectively, for the corresponding periods of the prior year. Such decrease in net income is primarily a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    CASH FLOWS. For the six months ended July 25, 1996, operating activities provided net cash of approximately $16.3 million, resulting primarily from increases in accounts payable offset by increases in accounts receivable and inventories. Investing activities provided $0.2 million of cash, primarily from the repayment of notes receivable and from proceeds from the sale of the Company's interest in the "Parts Plus" group of marks which had been acquired by the Company in the PI Acquisition. See "Other Matters" below. Such cash proceeds were partially offset by capital expenditures, investments in notes receivable and business acquisitions. Financing activities utilized $9.9 million of cash, principally resulting from net repayments under the Company's revolving credit facility and retirement of long-term debt.

    For the six months ended July 25, 1995, operating activities utilized net cash of approximately $20.4 million resulting primarily from increases in accounts receivable, inventories and other current assets in connection with the expansion of the Company's ISW business. Such increases were offset in part by the Company's net earnings and increases in accounts payable. Investing activities utilized $12.3 million of cash, principally consisting of the Company's investment in business acquisitions and capital expenditures. Financing activities provided $37.4 million of cash, principally resulting from net borrowings under the Company's credit agreement to finance its ISW expansion and business acquisitions.

    WORKING CAPITAL. At July 25, 1996, the Company had $298.3 million of working capital, including $14.5 million in cash and cash equivalents, compared to $302.7 million of working capital at January 27, 1996, including $7.9 million of cash and cash equivalents. During the six months ended July 25, 1996, current assets and current liabilities increased by $19.6 million and $24.0 million, respectively. Such increases are primarily attributable to increases in accounts receivable, inventories and accounts payable resulting from seasonal increases in business and the expansion of its ISW business. A significant portion of the increase in accounts payable was attributable to deferred payment terms negotiated with the Company's suppliers in order to offset the costs of integrating PI and to improve liquidity during such integration. Such deferred payment terms generally expire over a twelve to thirty-six month period. The Company expects to continue adding ISWs and to continue making strategic acquisitions from time to time. As a result, the Company expects its working capital to increase in future periods.

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

    CAPITAL EXPENDITURES AND ACQUISITIONS. Capital expenditures for the six months ended July 25, 1996, excluding new business acquisitions, were approximately $4.7 million compared to $4.4 million for the corresponding period of the prior year. The increase in capital expenditures was due primarily to continued management information system enhancements. In connection with the Company's ongoing growth strategy and to facilitate other business needs, the Company expects capital expenditures to increase in the remaining quarters of fiscal 1997 as a result of the PI Acquisition and management information system enhancements.

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

    During the six months ended July 25, 1996, the Company increased the total number of ISW locations from 252 to 266. The Company plans to add approximately 18 new ISWs during the remainder of fiscal 1997. Looking forward, the Company remains convinced of the viability of the ISW concept and is continuing to refine and improve the execution of this division's business strategy. However, operating results have experienced and are expected to continue to experience earnings and cash flow pressure due to the large number of less mature ISWs and the rapid growth of the ISW base, the costs of opening additional ISWs and the expiration, generally after a period of six to fifteen months, of deferred payment terms extended to the Company by vendors in connection with the opening of new ISW locations. Operating margins for the ISWs are currently below those of the Company's traditional businesses.

    Full realization of the potential benefits of the PI Acquisition will be dependent upon a variety of factors, including (i) retention of a substantial portion of PI's sales, particularly sales to higher volume associated jobbers;
(ii) obtaining significant reductions in cost of goods sold resulting from purchasing economies extended to the Company by suppliers; (iii) achieving significant reductions in selling, general and administrative expenses through the consolidation or closure of certain operating and administrative facilities and functions; and (iv) obtaining deferred payment terms and other one-time changeover incentives from suppliers that will be sufficient to offset certain significant one-time cash costs and expenses that the Company expects to incur in connection with the PI Acquisition and will provide additional liquidity during the integration of PI's business into that of the Company. The Company has made substantial progress in its integration of PI's operations into the operations of the Company; however, there can be no assurance as to the extent to which the Company will be able to realize the potential benefits of the PI Acquisition or the timing of such realization. While certain of these benefits have been realized to date, failure to achieve a substantial portion of the remaining benefits within the time frame expected by the Company could materially and adversely affect the Company's future results of operations and financial position.

SEASONALITY; INFLATION

    Historically, the Company's net sales have been higher during April through September of each year than during the other months of the year. In addition, the demand for automotive products is somewhat affected by weather conditions and, consequently, the Company's results of operations from period to period may be affected by such conditions. Temperature extremes tend to enhance sales by causing a higher incidence of parts failure and increasing sales of seasonal products, while milder weather tends to depress sales. As discussed in "FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996" above, the Company experienced a decrease in demand for its products at the end of July 1996 and during the month of August 1996 due in part to the unseasonably cool weather experienced in many parts of the United States this summer.

    The Company's management does not believe that its operations have been materially affected by inflation. In general, the Company has been able to pass on to its customers any increases in the cost of its inventory.

NEW ACCOUNTING STANDARD

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, entitled "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES" ("SFAS No. 125"), in August 1996. The Company is required to adopt the accounting rules of SFAS No. 125 for certain transactions occurring after December 31, 1996. The adoption of SFAS No. 125 is not expected to have a significant impact on the Company's financial position or results of operations.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  A.  EXHIBITS
                                                           LOCATION OF EXHIBIT
 EXHIBIT                                                      IN SEQUENTIAL
 NUMBER                 DESCRIPTION OF DOCUMENT             NUMBERING SYSTEM
 ------                 -----------------------             ----------------

10.18           A.P.S., Inc. Executive 401(k) Deferral
                Plan (Incorporated by reference to the
                exhibits filed with APS Holding
                Corporation's Registration Statement on
                Form S-8, Registration No. 333-10217)

11.1            Statement re Computation of Income Per Share

12.0            Statement re Computation of Earnings to
                Fixed Charges


  B.  REPORTS ON FORM 8-K

       None.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            APS HOLDING CORPORATION



Date:  September 6, 1996                    By:   /S/ Mark S. Hoffman
                                               -------------------------------
                                                      Mark S. Hoffman
                                                Director, President and Chief
                                                     Executive Officer



Date:  September 6, 1996                    By:   /S/ Thomas T. McEntire
                                               -------------------------------
                                                     Thomas T. McEntire
                                                         Controller