Form 10-Q
period 1996-10-25
APS HOLDING CORPORATION
filed 1996-12-09
CIK 860420

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended October 25, 1996

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

There were 13,764,327 shares of the Registrant's Class A Common Stock outstanding as of the close of business on December 3, 1996. There were no shares outstanding of the Registrant's Class B Common Stock.

--------------------------------------------------------------------------------
================================================================================

                            APS HOLDING CORPORATION

                                                                          Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION
------------------------------

 Item 1.  Consolidated Financial Statements and Notes                       3

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             9


PART II.  OTHER INFORMATION
---------------------------

 Item 6.  Exhibits and Reports on Form 8-K                                 15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                            APS HOLDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  ___________

                                 (IN THOUSANDS)

                                ASSETS                                     OCTOBER 25, 1996   JANUARY 27, 1996
                                                                           ----------------   ----------------
                                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .        $   12,556        $    7,886
  Accounts and notes receivable, less allowance of $8,597 and $5,048  .           116,028           120,848
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           305,345           295,379
  Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . .            12,919            13,390
  Prepaid expenses and other current assets . . . . . . . . . . . . . .            23,160            30,817
                                                                                ---------        ----------

                Total current assets  . . . . . . . . . . . . . . . . .           470,008           468,320

Property and equipment, less accumulated depreciation
  of $23,719 and $20,463  . . . . . . . . . . . . . . . . . . . . . . .            43,206            40,777
Notes receivable, less current portion  . . . . . . . . . . . . . . . .            24,170            26,235
Intangible assets, net  . . . . . . . . . . . . . . . . . . . . . . . .            47,971            50,627
Investment in available for sale securities . . . . . . . . . . . . . .             2,500               -
Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . .                 3               681
Deferred costs and other assets . . . . . . . . . . . . . . . . . . . .            15,562            13,519
                                                                                ---------        ----------

                                                                                $ 603,420        $  600,159
                                                                                =========        ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Book overdrafts . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   7,229        $    8,314
  Current maturities of long-term debt  . . . . . . . . . . . . . . . .            14,978            13,453
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .           108,360           103,214
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . .            39,542            40,655
                                                                                ---------        ----------

               Total current liabilities  . . . . . . . . . . . . . . .           170,109           165,636

Long-term debt, less current maturities . . . . . . . . . . . . . . . .           291,649           302,512
Deferred income and other liabilities . . . . . . . . . . . . . . . . .             4,095             7,981
                                                                                ---------        ----------

               Total liabilities  . . . . . . . . . . . . . . . . . . .           465,853           476,129
                                                                                ---------        ----------

Commitments and contingencies (Note 4)  . . . . . . . . . . . . . . . .              -                 -

Stockholders' equity:
  Class A common stock  . . . . . . . . . . . . . . . . . . . . . . . .               137               137
  Class B common stock  . . . . . . . . . . . . . . . . . . . . . . . .             -                 -
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .           155,008           154,889
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . .           (17,458)          (30,876)
  Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . .              (120)             (120)
                                                                                ---------         ---------

               Total stockholders' equity   . . . . . . . . . . . . . .           137,567           124,030
                                                                                ---------         ---------

                                                                                $ 603,420         $ 600,159
                                                                                =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                           APS HOLDING CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                ______________

                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)


                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           OCTOBER 25,                    OCTOBER 25,
                                                    -----------------------        -----------------------
                                                       1996           1995             1996           1995
                                                       ----           ----             ----           ----
Net sales . . . . . . . . . . . . . . . . . .       $ 217,592     $ 160,329        $ 669,463      $ 453,258
Cost of goods sold  . . . . . . . . . . . . .         139,350       103,643          433,730        294,975
                                                    ---------     ---------        ---------      ---------

     Gross profit . . . . . . . . . . . . . .          78,242        56,686          235,733        158,283

Selling, general and administrative expenses           64,233        45,881          199,546        127,334
                                                    ---------     ---------        ---------      ---------

     Operating income . . . . . . . . . . . .          14,009        10,805           36,187         30,949

Interest income . . . . . . . . . . . . . . .           1,441         1,301            4,253          3,888
Other income  . . . . . . . . . . . . . . . .           1,085           383            1,408          1,150
                                                    ---------     ---------        ---------      ---------

     Income before interest expense and
            income taxes  . . . . . . . . . .          16,535        12,489           41,848         35,987

Interest expense  . . . . . . . . . . . . . .           6,846         4,053           20,529         11,755
                                                    ---------     ---------        ---------      ---------

     Income before income taxes . . . . . . .           9,689         8,436           21,319         24,232

Provision for income taxes  . . . . . . . . .           3,589         3,013            7,901          8,990
                                                    ---------     ---------        ---------      ---------

     Net income . . . . . . . . . . . . . . .       $   6,100     $   5,423        $  13,418      $  15,242
                                                    =========     =========        =========      =========

Net income per share  . . . . . . . . . . . .          $ 0.44        $ 0.39           $  .97         $ 1.10
                                                    =========     =========        =========      =========

Weighted average common shares outstanding  .          13,941        13,906           13,904         13,909
                                                    =========     =========        =========      =========



   The accompanying notes are an integral part of the consolidated financial statements.

                           APS HOLDING CORPORATION

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED OCTOBER 25, 1996
                                ______________

                                 (IN THOUSANDS)

                                  (UNAUDITED)



                                        CLASS A
                                      COMMON STOCK        ADDITIONAL                     TREASURY           TOTAL
                                    ----------------        PAID-IN      ACCUMULATED      STOCK,        STOCKHOLDERS'
                                    SHARES    AMOUNT        CAPITAL        DEFICIT        AT COST           EQUITY
                                    ------    ------      ----------     -----------     --------       -------------
Balance at beginning of period . .  13,728     $ 137       $ 154,889      $ (30,876)      $ (120)         $ 124,030


Exercise of stock options  . . . .      21         -             119             -             -                119


Net income for the period  . . . .       -         -               -         13,418            -             13,418
                                    ------     -----       ---------      ---------       ------          ---------

Balance at October 25, 1996. . . .  13,749     $ 137       $ 155,008      $ (17,458)      $ (120)         $ 137,567
                                    ======     =====       =========      =========       =======         =========



   The accompanying notes are an integral part of the consolidated financial statements.

                            APS HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ______________

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                          NINE MONTHS ENDED       NINE MONTHS ENDED
                                                                          OCTOBER 25, 1996         OCTOBER 25, 1995
                                                                          ----------------         ----------------
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  13,418                $  15,242
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . .          8,623                    6,056
       Amortization of debt issue costs . . . . . . . . . . . . . . . .            590                      712
       Gain on sale of stores . . . . . . . . . . . . . . . . . . . . .         (1,035)                     -
       Provision for bad debts  . . . . . . . . . . . . . . . . . . . .          4,000                    2,518
       Income from supply agreement . . . . . . . . . . . . . . . . . .           (373)                  (1,150)
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . .          1,149                    5,234
       Changes in operating assets and liabilities:
           Accounts receivable  . . . . . . . . . . . . . . . . . . . .            965                  (17,586)
           Inventories  . . . . . . . . . . . . . . . . . . . . . . . .         (4,078)                 (36,780)
           Prepaid expenses and other current assets  . . . . . . . . .          7,731                   (4,633)
           Accounts payable   . . . . . . . . . . . . . . . . . . . . .          5,146                   14,312
           Accrued liabilities  . . . . . . . . . . . . . . . . . . . .         (1,142)                    (530)
           Other assets and liabilities   . . . . . . . . . . . . . . .         (8,806)                  (2,085)
                                                                                ------                   ------
             Net cash provided by (used in) operating activities  . . .         26,188                  (18,690)
                                                                                ------                  -------
Cash flows from investing activities:
  Investment in notes receivable  . . . . . . . . . . . . . . . . . . .         (5,365)                  (6,142)
  Proceeds from repayment of notes receivable   . . . . . . . . . . . .          6,819                    1,626
  Investment in available for sale securities   . . . . . . . . . . . .         (2,500)                     -
  Business acquisitions, net of cash acquired   . . . . . . . . . . . .         (7,035)                 (11,498)
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . .         (7,668)                  (6,126)
  Proceeds from sale of stores and other assets   . . . . . . . . . . .          4,535                      -
                                                                                 -----                ---------

             Net cash (used in) investing activities  . . . . . . . . .        (11,214)                 (22,140)
                                                                               -------                ---------
Cash flows from financing activities:
  Change in book overdrafts   . . . . . . . . . . . . . . . . . . . . .         (1,085)                     -
  Net borrowings under revolving credit agreement   . . . . . . . . . .            800                   53,500
  Retirement of long-term debt  . . . . . . . . . . . . . . . . . . . .        (10,138)                  (8,732)
  Exercise of stock options   . . . . . . . . . . . . . . . . . . . . .            119                       28
  Debt issue costs  . . . . . . . . . . . . . . . . . . . . . . . . . .            -                       (512)
                                                                             ---------                ---------

             Net cash (used in) provided by financing activities  . . .        (10,304)                  44,284
                                                                             ---------                ---------

Net increase in cash and cash equivalents . . . . . . . . . . . . . . .          4,670                    3,454


Cash and cash equivalents at beginning of period  . . . . . . . . . . .          7,886                       15
                                                                             ---------                ---------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . .      $  12,556                $   3,469
                                                                             =========                =========

Supplemental disclosures:
  Cash paid for interest  . . . . . . . . . . . . . . . . . . . . . . .      $  15,477                $  11,073
                                                                             =========                =========
  Cash paid for income taxes  . . . . . . . . . . . . . . . . . . . . .      $   2,547                $   5,281
                                                                             =========                =========

   The accompanying notes are an integral part of the consolidated financial statements.

                            APS HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 ______________


1.  BASIS OF PRESENTATION:

         The consolidated balance sheet of APS Holding Corporation and subsidiaries (the "Company") at January 27, 1996 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at October 25, 1996, the consolidated statements of operations for the three and nine months ended October 25, 1996 and 1995, the consolidated statement of changes in stockholders' equity for the nine months ended October 25, 1996 and the consolidated statements of cash flows for the nine months ended October 25, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months or nine months ended October 25, 1996 are not necessarily indicative of the operating results for a full year or of future operations.

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


3.  COST TO EXIT ACTIVITIES:

         On January 25, 1996, the Company acquired all of the outstanding stock of Parts, Inc. ("PI") from GKN Parts Industries Corporation (the "PI Acquisition"). Selling, general and administrative expenses for the three months and nine months ended October 25, 1996 have been reduced by one-time supplier changeover incentives in the amount of approximately $5.7 million and $7.9 million, respectively. Such incentives were or will be received in connection with the PI Acquisition to offset the impact of expenses related to the integration of PI into the Company.

         Since the PI Acquisition, the Company has implemented a comprehensive plan for integrating PI's operations and administrative functions with those of the Company. Such plan entails the closure of certain PI distribution centers and stores and consolidation of these operations into the Company's remaining facilities, as well as the consolidation of certain administrative functions. The Company's financial statements at January 27, 1996 included a liability and reserves of $9.2 million for costs related to such plan. During the nine months ended October 25, 1996, the Company charged approximately $4.6 million against such liability. Such charge consisted of approximately $3.8 million to close facilities (including approximately $1.6 million of employee termination and relocation costs) and approximately $0.8 million for lease and related obligations.

         In connection with the PI Acquisition, the Company also embarked upon a program during the fourth quarter of the fiscal year ended January 27, 1996 to review and rationalize its facilities. In conjunction with such program, and

                            APS HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 ______________


in order to achieve its operating performance objectives, the Company is in the process of consolidating redundant operating and administrative facilities, owned by the Company prior to the PI Acquisition, into existing facilities and closing other nonperforming facilities. The Company has obtained a majority of the program's objectives during the nine months ended October 25, 1996 and expects completion of the program during the fiscal year ending January 31, 1998. The Company's financial statements at January 27, 1996 included a liability in the amount of $5.5 million for costs related to such program, including approximately $0.5 million of employee severance benefits related to personnel reductions of approximately 300 employees, primarily warehouse and store personnel. During the nine months ended October 25, 1996, the Company charged approximately $2.4 million of consolidation costs against such liability. Such costs included approximately $1.3 million to close facilities (including approximately $0.1 million of employee severance benefits for 129 terminated employees) and approximately $1.1 million for lease and related obligations.


4.  LITIGATION:

         The Company is involved in various claims and disputes arising in the normal course of business. One such case involved the matter of Jo M. Smith et al v. A.P.S., Inc. et al, which was filed in July 1994 in the District Court of Harris County, Texas. The plaintiffs (four former and one existing employee) claimed to have been the recipients of acts of intimidation and/or retaliatory conduct as a result of their filing of workers' compensation claims and filed this suit against the Company and one of its officers under various sections of Texas state statutes prohibiting such actions claiming aggregate specified actual damages of $3.2 million, punitive damages of $6.3 million and damages for emotional distress in the amount of $5.0 million. Such suit was settled during the quarter ended July 25, 1996 for an aggregate $350,000 payment to the plaintiffs and is reflected in the Company's net income for the nine months ended October 25, 1996.

         In addition, the Company became a party to a number of pre-existing litigation matters and claims as a result of the PI Acquisition. Among those cases is the matter of Karon S. Adkisson v. GKN Parts Industries Corporation (the "Adkisson Case"), a suit pending in the United States District Court for the Western District of Oklahoma. The plaintiff, a former employee of PI, alleged several claims against PI, including violation of Title VII of the Civil Rights Act of 1964 and the negligent retention and supervision of its employees as a result of being raped by a fellow employee, who has been convicted of that crime. This matter was resolved during the quarter ended October 25, 1996 with a structured settlement at a cost of $395,000. Such amount was charged against a reserve created at the time of the PI Acquisition for litigation related matters and, therefore, had no impact upon the Company's results of operations for the periods ended October 25, 1996.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

        Presented below is a summary of unaudited financial operating information for the three and nine months ended October 25, 1996 and 1995 (dollars in thousands):

                                                THREE MONTHS ENDED OCTOBER 25,        NINE MONTHS ENDED OCTOBER 25,
                                             ----------------------------------    ---------------------------------
                                                1996      %       1995      %         1996     %      1995       %
                                             ---------  -----  ---------  -----    --------- -----  ---------  -----
Net sales                                    $ 217,592  100.0  $ 160,329  100.0    $ 669,463 100.0  $ 453,258  100.0
Cost of goods sold                             139,350   64.0    103,643   64.6      433,730  64.8    294,975   65.1
Gross profit                                    78,242   36.0     56,686   35.4      235,733  35.2    158,283   34.9
Selling, general and administrative expenses    64,233   29.5     45,881   28.6      199,546  29.8    127,334   28.1
Operating income                                14,009    6.4     10,805    6.7       36,187   5.4     30,949    6.8
Net income                                       6,100    2.8      5,423    3.4       13,418   2.0     15,242    3.4


The PI Acquisition

         On January 25, 1996, the Company purchased all of the outstanding stock of Parts, Inc. ("PI"), an automotive parts distributor, for a net purchase price of $74.9 million (the "PI Acquisition").

Fiscal Year 1997 Compared to Fiscal Year 1996

         Net sales for the three months and nine months ended October 25, 1996 increased $57.3 million (35.7%) and $216.2 million (47.7%), respectively, from the corresponding periods of the prior year. Such increase was primarily attributable to the impact of the PI Acquisition and, to a lesser extent, to increased sales generated by new Installers' Service Warehouse ("ISW") locations and increasing sales at less mature ISWs. The sales increase for the three months ended October 25, 1996 was affected by a general softness in demand for the Company's products in its traditional businesses (i.e., distribution centers and Company-owned stores) and higher than expected returns of seasonal products as a result of unusually cool summer weather.

         Cost of goods sold for the three months and nine months ended October 25, 1996 increased $35.7 million (34.5%) and $138.8 million (47.0%), respectively, compared to the corresponding periods of the prior year. The dollar increase in cost of goods sold principally resulted from increased sales volume generated by the PI Acquisition and the growth of the ISW business.
Cost of goods sold for the three months and nine months ended October 25, 1996 (as a percentage of net sales) decreased slightly compared to that of the corresponding periods of the prior year principally due to the sales mix containing more ISW sales, which have higher gross profit margins than the Company's traditional businesses, partially offset by a decrease in gross profit margins at the Company's traditional businesses. Such decrease in gross profit margins at the Company's traditional businesses primarily resulted from additional sales to jobbers participating in sales programs offering reduced selling prices and fewer services. The Company intends to continue adding jobbers to such programs and, consequently, gross profit margins at its traditional businesses could continue to decrease in future periods.

         Selling, general and administrative expenses for the three months and nine months ended October 25, 1996 increased $18.4 million (40.0%) and $72.2 million (56.7%), respectively, compared to the corresponding periods of the prior year. The dollar increases in selling, general and administrative expenses for both the three and nine month periods ended October 25, 1996 principally resulted from increased sales volume generated by the PI
Acquisition and the growth of the ISW business. Selling, general and administrative expenses (as a percentage of net sales) for the three months and nine months ended October 25, 1996 increased significantly compared to the respective prior year periods. Such increases (as a percentage of net sales) principally resulted from the Company's operation of the PI business (which currently has higher distribution center operating costs than those of the Company's other traditional business operations), costs incurred in integrating PI into the Company and, to a lesser extent, the operation of more ISWs (which have higher operating costs as a percentage of net sales than the Company's traditional businesses). The Company plans to continue adding new ISWs as part of its overall business plan and expects future operating expenses of its ISWs to continue to be higher (as a percentage of net sales) than the related operating expenses of its traditional businesses. However, the Company believes that with the consolidation of certain PI distribution centers into the Company's other facilities and after completing the integration of PI into the Company, selling, general and administrative expenses (as a percentage of net sales) for the Company's traditional businesses should decline in future periods, although no assurance can be given in this regard. The impact of increased selling, general and administrative expenses for the three months and nine months ended October 25, 1996 was offset in part by the recognition of one-time supplier changeover incentives in the amount of approximately $5.7 million and $7.9 million, respectively. Such incentives were or will be received in connection with the PI Acquisition to offset the impact of one-time expenses related to the integration of PI into the Company. The Company currently anticipates that it may recognize additional changeover incentives during the remainder of this fiscal year and the first six months of the Company's next fiscal year, although there can be no assurance that such incentives will actually be recognized.

         Operating income for the three months and nine months ended October 25, 1996 increased $3.2 million (29.7%) and $5.2 million (16.9%), respectively, compared to the corresponding periods of the prior year, primarily due to the sales increases discussed above and to the PI Acquisition-related supplier changeover incentives discussed above that helped reduce the impact of expenses related to the integration of PI into the Company.

         Interest income for the three months and nine months ended October 25, 1996 was $1.4 million (0.7% of net sales) and $4.3 million (0.6% of net sales), respectively, compared to $1.3 million (0.8% of net sales) and $3.9 million (0.9% of net sales), respectively, for the corresponding periods of the prior year. Such increases are due primarily to interest income from past due accounts receivable, partially offset by decreases in interest income resulting from lower notes receivable balances.

         Other income for the three months and nine months ended October 25, 1996 was approximately $1.1 million (0.5% of net sales) and $1.4 million (0.2% of net sales) compared to $0.4 million (0.2% of net sales) and $1.2 million (0.3% of net sales), respectively, for the corresponding periods of the prior year. Other income for the three months and nine months ended October 25, 1996 included a gain of approximately $1.0 million from the sale of certain stores in Mississippi and Florida. In addition, all four periods include the portion allocable to such periods of a $6.0 million payment received from a supplier for entering into a ten year supply agreement in April 1993. Such payment was deferred and is being recognized as income on an accelerated basis over the term of the agreement; thus, when compared to previous periods, the amount of revenue recognized from such payment has declined.

         Interest expense for the three months and nine months ended October
25, 1996 was $6.8 million (3.1% of net sales) and $20.5 million (3.1% of net sales), respectively, compared to $4.1 million (2.5% of net sales) and $11.8 million (2.6% of net sales), respectively, for the corresponding periods of the prior year. The increase in interest expense for such periods is principally due to higher borrowing levels resulting from the Company's investment in acquisitions (primarily the PI Acquisition) and the expansion of its ISW business. The extent of future increases in interest expense will depend on a number of factors, including the magnitude of any increases in borrowing levels, changes in interest rates and the Company's continued access to sufficient sources of funding for its expansion efforts. The PI Acquisition was financed through the private placement on January 25, 1996 of $100.0 million principal amount of the Company's 11.875% senior subordinated notes due 2006 (the "Notes"). Also, concurrently with the PI Acquisition, the Company entered into an amended and restated senior bank credit agreement (the "New Credit Agreement") which replaced the credit facilities previously made available to the Company under a credit agreement entered into in September
1993 (as amended, the "Previous Credit Agreement") and increased, to $235.0 million, the amount that may be borrowed (subject to a borrowing base limitation) under the revolving credit facility of the New Credit Agreement.
At October 25, 1996, the Company had $204.5 million outstanding under such agreement, consisting of $149.2 million and $55.3 million in borrowings under the revolving credit facility and term loan facility, respectively. Borrowing availability under the New Credit Agreement at October 25, 1996, after taking into account borrowing base restrictions and outstanding letters of credit, was $59.5 million. The Company expects to utilize this additional borrowing availability, to the extent necessary, to fund the completion of the integration of PI with the Company's operations and to fund the Company's further expansion efforts. The Company expects that, as a result of such financing and anticipated increased borrowings, interest expense for future periods may continue to increase compared to the same periods of the prior year.

         Income taxes for the three months and nine months ended October 25, 1996 were $3.6 million (an effective tax rate of 37.0%) and $7.9 million (an effective tax rate of 37.1%), respectively, compared to $3.0 million and $9.0 million (an effective tax rate of 35.7% and 37.1%, respectively), for the corresponding periods of the prior year. The combined applicable federal and state statutory tax rate is expected to approximate 37-38% during the fiscal year ending January 25, 1997 ("fiscal 1997").

         Net income for the three months and nine months ended October 25, 1996 was $6.1 million (2.8% of net sales) and $13.4 million (2.0% of net sales), respectively, compared to a net income of $5.4 million (3.4% of net sales) and $15.2 million (3.4% of net sales), respectively, for the corresponding periods of the prior year. Such decrease in net income is primarily a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows. For the nine months ended October 25, 1996, operating activities provided net cash of approximately $26.2 million, resulting primarily from the Company's net earnings adjusted for the impact of non-cash expenses. Investing activities utilized $11.2 million of cash, primarily resulting from the Company's investment in business acquisitions, capital expenditures and available for sale securities. Such investments were offset by the proceeds from the sale of assets including the Company's interest in the "Parts Plus" group of marks which had been acquired by the Company in the PI Acquisition. See "Other Matters" below. Financing activities utilized $10.3 million of cash, principally resulting from the retirement of long-term debt.

         For the nine months ended October 25, 1995, operating activities utilized net cash of approximately $18.7 million resulting primarily from increases in inventories, accounts receivable and other current assets in connection with the expansion of the Company's ISW business. Such increases were offset in part by the Company's net earnings and increases in accounts payable. Investing activities utilized $22.1 million of cash, principally consisting of the Company's investment in business acquisitions, capital expenditures, and notes receivable. Financing activities provided $44.3 million of cash, principally resulting from net borrowings under the Company's credit agreement to finance its ISW expansion and business acquisitions.

         Working Capital. At October 25, 1996, the Company had $299.9 million of working capital, including $12.6 million in cash and cash equivalents, compared to $302.7 million of working capital at January 27, 1996, including $7.9 million of cash and cash equivalents. During the nine months ended October 25, 1996, current assets and current liabilities increased by $1.7 million and $4.5 million, respectively. Such increases are primarily attributable to increases in inventories, resulting from business acquisitions and expansion of its ISW business, and accounts payable. A significant portion of such increase in accounts payable was attributable to the Company obtaining deferred payment terms from its suppliers in connection with the PI Acquisition, which were largely offset by credits for the return of PI inventory to suppliers and by the payment of deferred ISW accounts payable. Such PI Acquisition-related deferred payment terms will generally expire over a twelve to thirty-six month period. Looking forward, the Company expects to continue adding ISWs and to continue making strategic acquisitions from time to time. As a result, the Company expects its working capital to increase in future periods.

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

         Capital Expenditures and Acquisitions. Capital expenditures for the nine months ended October 25, 1996, excluding new business acquisitions, were approximately $7.7 million compared to $6.1 million for the corresponding period of the prior year. The increase in capital expenditures was primarily a result of capacity enhancements to certain distribution centers to facilitate the consolidation of PI and Company facilities, continued management information system enhancements, primarily the development of a new accounts receivable system, and the addition of the PI facilities. The Company expects capital expenditures to increase in the remainder of fiscal 1997 and in fiscal 1998 primarily as a result of additional management information system enhancements, including development of a centralized accounting and reporting system for the ISW business, with a particular focus on expense control and working capital management.

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

         Sources of Liquidity. Since the completion of the Company's initial public offering and debt refinancing in 1993, the Company has pursued more aggressive acquisition and ISW expansion programs, resulting in increased funding requirements. The principal sources of liquidity for the Company's business expansion and operating requirements in prior years have been internally generated funds from the operation of its traditional businesses, borrowings under the Previous Credit Agreement and the proceeds from issuance of the Notes. The Company expects that the principal sources of liquidity for its future operating requirements and business expansion will be cash flows from the operation of its traditional businesses and borrowings under the New Credit Agreement. In addition, the Company has negotiated deferred payment terms with respect to a substantial portion of its accounts payable as of October 25, 1996 and other one-time changeover and acquisition incentives (a significant portion of which has already been recognized) with its major suppliers in order to offset the costs of integrating PI and to improve the Company's liquidity during such integration. While the Company expects that such sources will provide sufficient working capital to operate its business, finance the completion of such integration and its currently planned expansion efforts and pay its accounts payable as such deferred payment terms expire, there can be no assurance that such sources will prove to be sufficient or that vendor incentives not yet recognized will be fully attained. Further, the Company expects such sources will provide sufficient funds to meet its regularly scheduled debt service obligations (which have been significantly increased as a result of the PI Acquisition and related financing) prior to maturity of the revolving credit facility under the New Credit Agreement. The Company currently does not expect, however, to generate cash flow sufficient to fund the repayment of borrowings due under such revolving credit facility upon its maturity on December 31, 2000 and, accordingly, expects that it will seek to refinance such amounts prior to such maturity. No assurance can be given that such refinancing can be successfully accomplished.

GROWTH STRATEGY AND INTEGRATION OF PI

         As indicated above, the Company plans to continue growing by adding ISWs and making strategic acquisitions, in each case to the extent that its debt service requirements, financing agreement covenants, financial performance and availability of funding permit.

          The Company increased the total number of ISW locations from 252 to 275 during the nine months ended October 25, 1996, and plans to add approximately 9 new ISWs during the remainder of fiscal 1997. To date, operating margins for the ISW division have been below those of the Company's traditional businesses and, thus far, the ISW division has not contributed significantly to the Company's operating income. The Company's operating results have experienced and are expected to continue to experience earnings and cash flow pressure due to the large number of less mature ISWs and the growth of the ISW base, the costs of opening additional ISWs and the expiration, generally after a period of six to fifteen months, of deferred payment terms extended to the Company by vendors in connection with the opening of new ISW locations. Looking forward, the Company remains convinced of the viability of the ISW concept and is continuing efforts to refine and improve the execution of this division's business strategy. Such efforts include changes in the ISW management team and the development of new management information systems. See

"Capital Expenditures and Acquisitions", above.

         During the nine months ended October 25, 1996, the Company completed the closure of nine of PI's original distribution centers, and completed a majority of the changeover activities associated with converting the PI stores and the remaining five PI distribution centers to the Big A program. The costs associated with this changeover and the overall process of integrating PI into the Company were offset by the recognition of approximately $7.9 million of supplier changeover incentives. The Company currently anticipates that it may recognize additional changeover incentives during the remainder of this fiscal year and the first six months of the Company's next fiscal year, although there can be no assurance that such incentives will actually be recognized. Full realization of the potential benefits of the PI Acquisition will be dependent upon a variety of factors, including (i) maintaining significant reductions in cost of goods sold resulting from purchasing economies extended to the Company by suppliers; (ii) achieving significant reductions in selling, general and administrative expenses through the consolidation, closure or more efficient operation of certain operating and administrative facilities and functions; and
(iii) obtaining additional one-time changeover incentives from suppliers that will be sufficient to offset the remaining costs and expenses that the Company expects to incur in connection with the PI Acquisition and the completion of the integration of PI into the Company. Furthermore, in connection with the PI Acquisition, the Company realized a significant cash flow benefit resulting from the deferral of a significant amount of accounts payable owed to suppliers.
Most of these deferrals will be required to be repaid to suppliers at various dates through March 1999. The Company has made substantial progress in its integration of PI's operations into the operations of the Company; however, there can be no assurance as to the extent to which the Company will be able to realize the potential benefits of the PI Acquisition or the timing of such realization. While certain of these benefits have been realized to date, failure to achieve a substantial portion of the remaining benefits within the time frame expected by the Company could materially and adversely affect the Company's future results of operations and financial position.

SEASONALITY; INFLATION

         Historically, the Company's net sales have been higher during April through September of each year than during the other months of the year. In addition, the demand for automotive products is somewhat affected by weather conditions and, consequently, the Company's results of operations from period to period may be affected by such conditions. Temperature extremes tend to enhance sales by causing a higher incidence of parts failure and increasing sales of seasonal products, while milder weather tends to depress sales. During the quarter ended October 25, 1996, the Company experienced higher than expected returns of seasonal products as a result of unusually cool summer weather.

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

FORWARD LOOKING INFORMATION

         The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations", "Liquidity and Capital Resources" and "Growth Strategy and Integration of PI" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Quarterly Report could differ materially from those contemplated by such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in the Quarterly Report and in the Company's Annual Report on Form 10-K for the year ended January 27, 1996, including without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the

Company's other public reports and filings and public statements.

OTHER MATTERS

         In February 1996, the Company sold its interest in the "Parts Plus" group of marks, which had been acquired by the Company in the PI Acquisition, to the Association of Automotive Aftermarket Distributors ("AAAD") for cash consideration of $3.5 million. PI had previously licensed the same marks to AAAD for a small yearly license fee.

         On October 25, 1996, the Company completed the sale of seventeen Company-owned stores and one ISW located in Mississippi and Florida to associated jobbers for a gain of approximately $1.0 million.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         None.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  A.  EXHIBITS


                                                                               LOCATION OF EXHIBIT
EXHIBIT                                                                           IN SEQUENTIAL
NUMBER                   DESCRIPTION OF DOCUMENT                                 NUMBERING SYSTEM
-------                   ----------------------                               -------------------
10.5.38              Second Amendment, dated as of August 28, 1996, to the
                     Amended and Restated Credit Agreement dated as of
                     January 25, 1996, among A.P.S. Inc., the several lenders
                     from time to time parties thereto, and Chase Manhattan Bank
                     (formerly Chemical Bank), as agent.

10.20                Agreement of Sale By and Between The Parts Source, Inc.
                     and A.P.S., Inc., dated as of October 22, 1996.

10.21                Agreement of Sale By and Between Rankin Automotive Group,
                     Inc. and Parts, Inc., dated as of September 12, 1996.

11.1                 Statement re Computation of Income Per Share

12.0                 Statement re Computation of Earnings to Fixed Charges

27                   Financial Data Schedule

  B.  REPORTS ON FORM 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        APS HOLDING CORPORATION



Date:   December 6, 1996                By:         /S/  Mark S. Hoffman
                                            ----------------------------------
                                                   Mark S. Hoffman
                                            Director, President and Chief
                                                  Executive Officer



Date:   December 6, 1996                By:        /S/ John L. Hendrix
                                             ----------------------------------
                                                   John L. Hendrix
                                               Vice President and Chief
                                                  Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION OF DOCUMENT
-------                   ----------------------
10.5.38              Second Amendment, dated as of August 28, 1996, to the
                     Amended and Restated Credit Agreement dated as of
                     January 25, 1996, among A.P.S. Inc., the several lenders
                     from time to time parties thereto, and Chase Manhattan Bank
                     (formerly Chemical Bank), as agent.

10.20                Agreement of Sale By and Between The Parts Source, Inc.
                     and A.P.S., Inc., dated as of October 22, 1996.

10.21                Agreement of Sale By and Between Rankin Automotive Group,
                     Inc. and Parts, Inc., dated as of September 12, 1996.

11.1                 Statement re Computation of Income Per Share

12.0                 Statement re Computation of Earnings to Fixed Charges

27                   Financial Data Schedule