Form 10-K
period 1997-01-25
APS HOLDING CORPORATION
filed 1997-04-25
CIK 860420

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED JANUARY 25, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 33-66412

                            APS HOLDING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                        76-0306940
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

                     15710 JOHN F. KENNEDY BLVD., SUITE 700
                           HOUSTON, TEXAS  77032-2347
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (713) 507-1100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT:

                                                         NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                              ON WHICH REGISTERED
         -------------------                              -------------------
 $.01 PAR VALUE CLASS A COMMON STOCK                              NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT:
NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

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

There were 13,764,321 shares of the Registrant's Class A Common Stock outstanding as of the close of business on April 14, 1997. The aggregate market value of the Registrant's Class A Common Stock held by non-affiliates was $91,174,430 (based upon the closing price of $9.625 on April 14, 1997 as reported on the NASDAQ National Market System).

                   DOCUMENTS INCORPORATED BY REFERENCE - NONE

===============================================================================

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

         APS Holding Corporation ("APS Holding") and its subsidiaries (collectively referred to as the "Company") is a leading warehouse distributor of automotive replacement parts in the United States, supplying over 1,800 parts stores owned by associated jobbers and approximately 300 Company-owned stores as of January 25, 1997. The Company principally serves the wholesale segment of the automotive parts aftermarket. Through the Company's network of 28 distribution centers in 26 states, the Company offers over 160,000 SKUs, including a broad array of nationally recognized replacement parts, tools, equipment, supplies and accessories under its Big A(R) brand name as well as manufacturers' brands. In addition, as of January 27, 1996, the Company operated more than 270 Installers' Service Warehouses ("ISWs"), which directly serve the needs of the professional installer by stocking a select number of high demand products and emphasizing availability and quick delivery.

         The Company's Big A program offers a number of benefits to the associated jobbers that participate in the program, including (i) a broad selection of product lines; (ii) brand name identity, including national advertising programs; (iii) access to flexible purchasing programs; (iv) overnight delivery of parts; and (v) a comprehensive package of services, including assistance in marketing, cataloging, inventory control, accounting, management and employee training. Many of the Company's associated jobbers and Company-owned stores are located in communities with populations of less than 25,000 people. The Company believes that jobbers located in smaller communities are well suited to the Big A program because the customer base within these communities generally is not large enough to support the investment necessary to enable a jobber to obtain on its own the benefits of the Big A program. In contrast, ISWs target customers in larger metropolitan areas typically not served by the Company's associated jobbers or Company-owned stores by focusing on a select number of high demand products (typically undercar products such as chassis, suspension, steering and brake parts) and emphasizing availability and quick delivery.

         APS Holding, which was formed in 1989 to acquire A.P.S., Inc., ("APS") from Wickes Companies, Inc. ("Wickes"), first offered its Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), to the public in September 1993.

The PI Acquisition

         On January 25, 1996, the Company acquired all of the outstanding stock of Parts, Inc. ("PI"), an automotive parts distributor, from GKN Parts Industries Corporation ("GKN Parts") for a purchase price, as adjusted, of $74.9 million (the "PI Acquisition"). At the time of the PI Acquisition, the PI distribution network was comprised of approximately 850 parts stores owned by PI's associated jobbers and more than 125 company-owned stores, all of which were serviced through PI's 14 distribution centers. PI's customer base at such time was primarily located in markets where the Company had a relatively minor presence, including Arkansas, Oklahoma, Texas, Tennessee, Kentucky, Mississippi, Alabama, West Virginia and Michigan.

     INTEGRATION AND CONSOLIDATION PLAN

         During the fiscal year ended January 25, 1997 ("Fiscal Year 1997"), the Company implemented an aggressive plan to integrate PI's operations with those of the Company. The integration plan, which has been substantially completed, called for the closure of numerous PI facilities, including nine distribution centers and 27 stores, as well as the closure of two APS distribution centers. As a result of such closures and the sale of certain store facilities in Mississippi and Florida in October 1996, there were five PI distribution centers and 74 PI company-owned stores remaining at January 25, 1997. In addition, the integration plan called for the changeover of PI's product lines from Parts Plus to Big A brands. While product line changeovers were substantially completed during Fiscal Year 1997, the Company expects to complete any remaining product line changeovers during the fiscal year ending January 31, 1998 ("Fiscal Year 1998").

     CUSTOMER RETENTION

         The benefits to be received by the Company from the PI Acquisition are highly dependent upon whether the Company retains a significant percentage of sales to PI's associated jobbers, especially to larger customers. In line with the Company's expectations, at January 25, 1997, the Company had retained approximately 550 of PI's associated jobbers.

     PURCHASING ECONOMIES AND VENDOR SUPPORT

         The PI Acquisition has enabled the Company to achieve significant purchasing savings, primarily through volume incentives with its suppliers. The Company expects to realize the full benefit of these purchasing savings upon completion of its product line changeovers, which were substantially completed in Fiscal Year 1997.

         The Company also negotiated deferred payment terms, changeover and acquisition incentives and other one-time special privileges from its suppliers in connection with the integration of PI and the changeover of product lines. Such deferred payment terms, which allowed the Company to defer the payment of certain accounts payable, will require the Company to make payments beginning in the current fiscal year and continuing through the following two fiscal years. The Company's costs of integrating PI and changing over product lines were offset by these changeover and acquisition incentives. In addition to offsetting direct integration costs, the Company used a portion of such incentives to offset indirect costs, operational inefficiencies and general business disruption resulting from the PI integration. See Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Pretax Charges; Business Initiatives - Integration of PI" below.

INDUSTRY OVERVIEW

         The total market for automotive replacement parts (excluding tires and service) was approximately $97.8 billion (based upon the price paid by end users) in 1996 as measured by Lang Marketing Resources, Inc. ("Lang"). (Unless otherwise indicated, the industry size and growth, market share and competitive position data contained in this Form 10-K are based on retail sales by dollar amount.) The market is composed of two basic segments: Passenger car and light truck products, a market accounting for sales of $70.1 billion in 1996, and heavy duty truck and other products, a market accounting for sales of $27.7 billion in 1996. The Company principally operates in the passenger car and light truck market, and currently does not have a significant presence in the heavy duty truck market.

         The market for passenger car and light truck products has two basic sales channels: (i) wholesale or installed parts service, serving professional installers, vehicle dealers, retail auto parts stores and other distributors, and (ii) retail, serving do-it-yourself retail customers. The wholesale segment is the Company's primary area of focus. Based on Lang data, the Company believes that the wholesale segment represents over two-thirds of sales, or approximately $50.5 billion, of the passenger car and light truck product market (based upon the price paid by end- users), while the retail segment accounts for the remaining approximately $19.6 billion.

         The size of the entire automotive parts aftermarket has continued to increase in recent years. In addition, according to industry sources, revenues generated by sales to professional installers have grown more quickly during this period than revenues from the do-it-yourself sector. The Company believes that this growth is attributable in part to several favorable market trends, including the following: (i) continuing growth in the size of the national fleet of vehicles; (ii) growth in the miles driven each year; (iii) growth in the number of vehicles in the prime repair age range of five to ten years old, and the continued aging of the U.S. vehicle fleet;
(iv) proliferation of the number of automotive parts resulting from an increase in the number of domestic and imported automotive vehicle models; and (v) increasing complexity of vehicles and the maturing of the population (and related increase in purchasing power), which the Company believes will lead to an increasing propensity for vehicle owners to favor installed parts service over do- it-yourself repairs. The increasing quality of new vehicles and extended manufacturers' warranties, however, are reducing the impact of these trends on the growth of the automotive parts aftermarket.

WHOLESALE DISTRIBUTION

 Three-Step Distribution.

         The Company has principally operated in the wholesale distribution segment. Traditionally, this segment has distributed automotive parts using a three-step distribution process. With three-step distribution, parts manufacturers deliver parts to warehouse distributors ("WDs"), who then deliver to local jobbers who sell individual parts to end users. Three-step distribution allows jobbers to provide rapid parts availability to local area professional installers, including service stations, garages and national accounts such as Firestone Service Centers and Sears Tire Group. Three-step distribution is characterized at the WD level by large product assortments.
The Company believes that this distribution method is most suited to less densely populated areas, as three-step distribution allows the associated jobber access to a broad number of SKUs without the capital costs associated with maintaining large inventories at the store level. By making available lower-turnover SKUs from a WD on a next-day basis, the jobber provides local professional installers with timely access to the specific assortment of parts they need to complete repair jobs as they arise.

         The proliferation of the number of vehicle models, resulting in an increase in the number of automotive parts, has created large inventory requirements which, in turn, have had dramatic effects on both WDs and jobbers. Increased inventory typically translates into slower inventory turnover and a larger working capital investment. In order to compete effectively, WDs and jobbers require more capital to fund the purchase of additional inventory and to invest in other expenditures which improve productivity. As a result, many less well-capitalized WDs and jobbers have sold or merged their businesses with WDs and jobbers with greater access to capital. As an alternative to selling or combining their businesses, WDs and jobbers have increasingly joined programmed distribution groups. Programmed distribution groups are largely comprised of WDs, independently-owned jobbers and jobber chains who join together in order to benefit from purchasing efficiencies, increased informational and financial support, and services including marketing, cataloging, accounting, management, employee training and inventory control. The Company's competitors include several national programmed distribution groups as well as a number of regional programmed distribution groups. Three leading, nationally recognized programmed distribution groups are National Automotive Parts Association ("NAPA"), APS/Big A and Carquest. The Company competes with NAPA, Carquest and other programmed distribution groups on the basis of product availability, service and price.

 Two-Step Distribution.

         The two-step distribution process has evolved in response to increasing capital needs and shrinking margins, and to date has been more successful in metropolitan areas where there are higher concentrations of professional installers. Two-step distributors eliminate a level of distribution (and thereby a layer of margin) from the traditional three-step distribution process. For example, a large jobber may purchase directly from manufacturers and sell directly to professional installers, thereby eliminating the WD level, or a WD may skip the jobber level and sell parts directly to installers. The Company's ISWs further refine the two-step concept by carrying a narrow but deep product line while emphasizing availability and quick delivery, and focusing exclusively on the professional installer. The advantage of the two-step approach is a reduction in costs associated with the elimination of a level of distribution, including inventory storage, shipping and handling. High volume is critical to the two-step strategy, however, because manufacturers generally are willing to deliver inventory directly only when a customer's aggregate purchase levels warrant such treatment. Consequently, the two-step concept may be more effective in high-density metropolitan areas where there are a sufficient concentration of repair facilities in a small square mile radius. In addition, in many cases two-step distribution methods may be available only to WDs and jobbers having sales volume that is high enough to enable such WDs or jobbers to obtain direct delivery of inventory from manufacturers.

RETAIL DISTRIBUTION

         The retail segment of aftermarket distribution channels has undergone significant changes in recent years as a result of, among other factors, intensified competitive pressures, parts proliferation and computer-driven efficiencies. Jobbers have tended not to focus on or market effectively to the retail or do-it-yourself customer. In response, companies such as AutoZone have developed an effective alternative to the traditional jobber for the retail customer by emphasizing convenient locations, advertising and product lines focused on the retail customer.

         The wholesale segment, as previously mentioned, accounts for over two-thirds of the automotive parts aftermarket, while the retail segment accounts for the remainder. The Company believes that gross margins are generally higher in the retail segment. In the past several years, certain retailers such as AutoZone have added programs that are intended to add the professional installer to their customer profile. Typically, in order to serve the professional (or wholesale) market, a retailer has to provide experienced customer service, rapid delivery, more extensive inventory directed toward professional installers and merchandise credit. The extent to which retailers will be able to make inroads into the wholesale market will be dependent upon whether they are able to provide the best availability, service, quality and price.

THE BIG A PROGRAM AND ASSOCIATED JOBBERS

         The Company provides the associated jobbers that participate in the Big A program with (i) brand name recognition; (ii) access to flexible purchasing programs; and (iii) a comprehensive package of services, including assistance in marketing, cataloging, accounting, management and employee training and inventory control. The cornerstones of the Company's Big A program merchandising strategy include Big A brand name parts, a national cooperative advertising program, a store merchandising assistance program and Big A store identification.

         The jobbers that participate in the Big A program generally operate independently owned, full-line automotive parts stores that sell parts to a wide variety of customers, including service stations, repair shops, garages, dealers, farmers, fleet operators and "do-it-yourself " retail customers. Management estimates that the average associated jobber purchases from the Company approximately three-quarters of its inventory in the product lines carried by the Company. While in general, associated jobbers are not contractually obligated to buy all of their products from the Company or to maintain their relationships with the Company, a number of associated jobbers, including new associated jobbers, have entered into agreements to purchase their inventory from the Company. Such agreements typically have five year terms and require the associated jobber to purchase an average of 80% of their inventory from the Company.

         The Company's traditional jobber base has been composed predominantly of single-store jobbers, a majority of which have been located in rural and suburban areas. As part of its long-term business strategy, the Company targets higher volume, multi-store jobbers.

         While the total number of associated jobber stores that participate in the Big A program increased significantly as a result of the PI Acquisition, the Company typically gains and loses a limited number of associated jobber stores during any given year. Associated jobber stores are typically lost or removed by the Company as a result of store closures or inadequate financial performance. Associated jobbers are also lost because they change distributors, become independent or are purchased by one of the Company's competitors. Per store average annual purchases made by the associated jobber stores that have been added to the Big A program since January 1993, excluding PI jobber stores, have been higher than those of the stores that were lost during the same period.

         As part of the Big A program, the Company has assisted a number of its associated jobbers in establishing Installers' Express outlets. An Installers' Express outlet utilizes a modified two-step distribution arrangement, in which approximately two-thirds of the inventory sold to it by the Company (including most high volume product lines) is shipped to it directly from manufacturers, and the remainder is delivered by the Company's distribution centers. This distribution format provides the high volume jobber with the cost benefits of two-step distribution for its highest volume product lines, while also providing the product selection and depth of three-step distribution. At January 25, 1997, there were 57 Installers' Express outlets operated by associate jobbers.

         The Company also has an on-line point-of-sale ordering system that enables each distribution center to receive daily orders from most of the Company's Big A associated jobbers and Company-owned stores. At January 25, 1997, over 80% of the Company's Big A jobbers and company-owned stores were directly connected to their sponsoring distribution center by computer, thus minimizing order processing time and improving the Company's ability to control its inventory. The Company provides overnight delivery on almost all orders to its associated jobbers. During Fiscal Year 1997, the average order fill rate was approximately 92.5%.

         The Company also offers inventory management and accounting services to each associated jobber as part of the Big A program. The Company's TransAm software package and other Company-developed software packages provide the Big A associated jobber with a variety of management reports. In addition, each such associated jobber is assigned a Company territory sales manager. In conjunction with the Company's classification/obsolescence program, which recommends what parts the jobber should stock to best serve its market, territory sales managers review the inventory position of each of the jobbers. In addition to providing marketing advice and merchandising assistance, the territory sales managers recommend to the jobber the parts and products it should return to the Company. During Fiscal Year 1997, Big A associated jobbers returned approximately 11% of their annual purchases to the Company (in addition to returns of defective and recyclable products and returns in connection with changeovers of jobber inventory to the lines carried by the Big A program). Most such returns are either resold or returned to the Company's suppliers. While the return policies of the Company's suppliers vary, almost all permit some returns and the Company has not generally had significant levels of obsolete inventory that could not be returned to its suppliers.

         Over 200 manufacturers' representatives work exclusively with Big A jobbers and call on independent professional mechanics to promote Big A brand products and provide technical support. In addition, there are over 1,000 non-exclusive manufacturers' representatives that promote Big A brand products in addition to manufacturers' national brands. This marketing approach develops "pull-through" at the installer level and keeps the independent mechanic abreast of changes in products, competitive circumstances and business building opportunities.

COMPANY-OWNED STORES

         During the past three fiscal years, the Company has made a number of strategic acquisitions, including the PI Acquisition, increasing the number of Company-owned and operated stores at January 25, 1997 to approximately 300 locations in 30 states. Acquisitions such as these have provided the Company with the opportunity to penetrate markets not previously serviced by its associated jobbers and leverage its fixed costs over a larger revenue base. Company- owned Big A stores generally operate in more competitive markets and, therefore, have higher net sales per store and a greater concentration of higher volume customers than the associated jobbers. The benefits of these higher net sales may be offset, however, by the additional selling, general and administrative expenses incurred in connection with the operation of these stores. While the Company-owned stores acquired in the PI Acquisition also generally operate in more competitive markets, a greater percentage of such stores' sales are made to the retail segment and their net sales per store generally are not as high as the Company owned Big A stores.

         The Company continually reviews the position of its Company-owned stores in the respective markets in which they operate. This review process has led and will continue to lead to the rationalization of stores whose performance does not achieve targeted return on investment objectives and to additional selective acquisitions of stores that either enhance existing store chain performance or increase market presence. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Pretax Charges; Business Initiatives" below.

INSTALLERS' SERVICE WAREHOUSES

         The Company has aggressively established multiple ISWs in targeted metropolitan areas not typically serviced by the Company's Big A associated jobbers. The Company believes that it was the first major distributor of automotive parts to implement a two-step delivery system on a national level. The ISWs have been designed to meet the needs of their targeted customer base -- the professional installer -- and typically sell undercar products such as chassis, suspensions, steering and brake parts, emphasizing availability, rapid delivery and price. ISWs generally stock approximately 17,000 SKUs in nine core product lines, compared to the average jobber store which carries approximately the same number of SKUs in a much greater number of product lines.

         The ISWs are able to offer their customers competitive prices for high quality parts in part because they utilize a two-step distribution system, rather than the traditional three-step system used by most of the automotive parts distribution industry. The ISWs do not participate in the Company's Big A program or its distribution center network. Instead, automotive parts are delivered by manufacturers directly to the ISWs, which in turn deliver parts to the professional installer. The Company believes that the ISWs complement the Company's existing distribution network by enabling the Company to compete successfully in densely populated areas not currently served by the Company's Big A associated jobbers. The Company believes that programs that focus on high volume and selected product lines, such as the ISW program, generally are not well suited to markets lacking a high concentration of professional installer repair bays, such as many rural or suburban markets, in which the traditional three-step distribution system remains dominant. In these areas there are fewer high volume installer customers, and customers often require a wider availability of product lines than the ISWs provide.

         Compared to the Company's distribution centers, which are located in larger facilities and serve a broader market area, the ISWs are characterized by their relatively modest unit investment requirements. The Company selects sites for ISWs in areas with both inexpensive rent and high concentration of repair bays. For the typical ISW, the Company leases approximately 3,000 to 6,000 square feet in a commercial or industrial area without retail frontage. In most cases, ISW store leases have a term of three to five years, enabling the Company to close or move poorly located stores. The typical ISW site would have approximately from 120 to 150 professional installers within a five mile radius, enabling the Company to provide prompt delivery to its customers.

         During Fiscal Year 1997, the Company increased the total number of ISW locations from 252 to 272. The Company, as part of its overall business plan, may continue to add ISWs in the future, although the Company does not currently plan to add a significant number of ISWs in Fiscal Year 1998 and, after the currently planned closure of 15 under- performing ISWs, the total number of ISWs may decrease during Fiscal Year 1998. To date, operating margins for the ISW division have been below those of the Company's traditional businesses and, thus far, the ISW division has generally experienced operating losses. The Company's operating results have experienced and are expected to continue to experience earnings and cash flow pressure due to the large number of less mature ISWs, the growth of the ISW base and the expiration, generally after a period of six to fifteen months, of deferred payment terms extended to the Company by vendors in connection with the opening of new ISW locations. In addition, the majority of the pretax charges recorded in the fourth quarter of Fiscal Year 1997 related to the ISW business, as discussed in Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Pretax Charges; Business

Initiatives" below.

         Looking forward, the Company remains convinced of the viability of the ISW concept, although the Company remains cautious in its outlook until the ISW business demonstrates sustained improvement in its operations. During Fiscal Year 1998, the Company plans to shift its focus from aggressive growth of the ISW business to refining and improving both the execution of this division's business strategy and its systems. The Company's initiatives to achieve such improvement in execution have included changes in the ISW senior management team in Fiscal Year 1997. In addition, the Company conducted a comprehensive review of under-performing ISW units. Such review resulted in the closure or consolidation of 13 ISW units in Fiscal Year 1997, in addition to those closed in connection with the asset impairment and restructuring charge which the Company recorded in the fiscal year ended January 27, 1996 (see Part II, Item 7, - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Pretax Charges; Business Initiatives" below), and a plan to close or consolidate an estimated additional 15 under-performing ISWs in Fiscal Year 1998. Such closures are expected to allow ISW management to focus its efforts and resources on the division's more productive units. In addition, the Company currently intends to return approximately $24.0 million of excess and slow moving inventory to suppliers during Fiscal Year 1998. Certain additional inventory may be returned in connection with the ISW closures described above. Such returns are expected to have a positive impact on the Company's interest expense in Fiscal Year 1998 as the proceeds from such returns are used to reduce the Company's outstanding bank loans. The Company's initiatives to improve the ISW division's systems and controls include the development of a centralized management system for the ISW business, as well as for the Company's traditional businesses, with a particular focus on controlling inventory (See Part II, Item 7, - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Pretax Charges; Business Initiatives" below), as well as controlling expenses and managing working capital. In addition, the Company is currently developing an accounts receivable system which will facilitate collection of accounts receivable and improve working capital management in the ISW business as well as for the Company's traditional businesses.

THE COMPANY'S PRODUCTS

         The Company's current Big A program inventory system contains over 160,000 SKUs, which are sourced from over 150 suppliers. It carries a diverse line of high quality automotive replacement parts marketed by the Company under the nationally recognized brand name Big A. These parts include brakes, belts, hoses, filters, temperature control parts, tune-up parts, shock absorbers, batteries, exhaust systems and remanufactured alternators, water pumps, clutches and starters. The Company also distributes various related products, including tools, equipment, supplies and accessories. In addition, the Company carries a more limited line of lower priced automotive replacement parts and related products distributed under the brand name AutoPro (R). For Fiscal Year 1997, approximately 63% of the Company's net sales were derived from the Big A product line and related Company private label brand names. The remainder of the Company's net sales were derived from manufacturers' branded products.

SUPPLIERS

         Most major categories of automotive replacement parts have more than one competitive supplier. However, the Company typically sources each of its Big A program product lines from one supplier and in many cases is its supplier's largest customer. The Company's management believes that the Company's status as a key customer leads suppliers to provide flexible pricing and delivery terms and substantial marketing support, as well as service, training and other inducements. From time to time, the Company's suppliers allow the Company to defer payment for certain product lines for several months or longer, typically in connection with an acquisition and the related changeover of a group of auto parts stores to the Big A program product lines. For example, the Company negotiated significant deferred payment terms and other changeover incentives from its suppliers in connection with the PI Acquisition. From time to time, the Company is also extended deferred payment terms in connection with promotional programs or seasonal products, in which case the Company generally will then offer the same terms to its customers.
The Company
has a central purchasing department which deals directly with manufacturers, and also has a computerized inventory control program for its distribution centers that tracks sales and recommends adjustments to inventory levels as needed.

         During Fiscal Year 1997, Cooper Industries, Inc. (including its Wagner Brake business unit), Standard Motor Products, Inc. ("Standard Motor") and Federal-Mogul Corporation accounted for approximately 14%, 13% and 11%, respectively, of all of the Company's product purchases. While no other single supplier supplies more than 10% of the Company's products, approximately 72% of the Company's products are provided by ten suppliers. Management believes that alternative sources are available for each of the Company's Big A program product lines. The Company's suppliers are generally able to meet the Company's demand for products.

         In 1989 APS entered into long-term supply contracts with Standard Motor for tune-up and temperature control products. Each such contract provides for purchases of products by the Company on an exclusive basis, subject to limited exceptions. Such contracts, which originally expired on October 5, 1997, have been extended through December 31, 2003 and may only be terminated earlier by the Company under limited circumstances. In April 1993, in connection with the sale to Standard Motor by APS Supply, Inc., a wholly owned subsidiary of the Company ("APS Supply"), of certain product inventories, primarily accessories and other related assets, the Company entered into a ten-year agreement with Standard Motor, under which the Company is required to purchase its requirements for such accessories and related products. Under such agreement, the Company is subject to substantial specified penalties for its failure to purchase at least $15.5 million of inventories annually or for its termination of the supply agreement without cause (as defined). The Company has met, and expects to continue to meet, the terms outlined in the supply agreement. Although long-term supply contracts are uncommon in the industry, and the Standard Motor supply contracts limit the Company's flexibility, management believes that such contracts contain adequate safeguards against discriminatory pricing and deterioration in product quality and deliverability.

JOBBER FINANCING

         APS's wholly owned subsidiary, Autoparts Finance Company, Inc. ("AFCO"), provides loans to Big A associated jobbers. The Company believes that its ability to assist in financing a potential jobber's conversion to the Big A program or providing an existing Big A jobber with capital to grow has been an effective tool in maintaining existing jobber loyalty and recruiting new jobbers. The Company also assists jobbers in obtaining appropriate financing from banks and other third party lenders.

         At January 25, 1997, AFCO's average initial principal loan balance was approximately $185,000. All AFCO loans are collateralized by substantially all of the assets of the borrower, including inventories, and generally by personal guarantees from principals of the borrowers. At January 25, 1997, AFCO had 155 loans in its portfolio with an aggregate principal balance of $23.4 million. A majority of these loans are amortizing and have a seven-year maturity with a variable interest rate tied to a prime rate. During Fiscal Year 1997, total loan losses attributable to AFCO after liquidation of collateral were equivalent to a loan loss ratio of approximately 0.93%.

         At January 25, 1997, the largest loans in AFCO's loan portfolio were to three of the Company's Big A associated jobbers, who had, in the aggregate, outstanding principal balances of $2.5 million, $1.4 million and $0.7 million, respectively. As part of the Company's business strategy to target high volume, multi-store associated jobbers, the Company expects to continue to provide loans in comparable amounts, subject to the availability of funds, as further opportunities arise to assist potential multi-store associated jobbers with their financing needs.

         Through a bank loan program sponsored by PI (the "PI Loan Program"), PI historically also provided its associated jobbers with assistance in obtaining financing in order to fund the operation and expansion of such jobbers' businesses. The Company has guaranteed the jobbers' obligations under the PI Loan Program and has secured its guarantee with the deposit of a $4 million letter of credit. At January 25, 1997, there were 25 loans outstanding under the PI Loan Program, having an original aggregate principal amount of $2.8 million and an outstanding aggregate principal amount of $1.6 million. Such loans are collateralized by substantially all of the assets of each borrower, including inventories, and bear interest at a rate tied to a prime rate. These loans are generally for a term of eleven months, although the terms of these loans are often extended (at the Company's option) from year to year and they generally amortize over a period of from 24 months to 84 months. The Company does not intend to guarantee any additional jobber loans in the future under the PI loan program.

         The Company also helps to finance a small number of Big A associated jobbers through equity investments. In such instances, the Company may be required to buy out the individual stockholder's equity interest under certain circumstances. The Company's total exposure under these buy-out arrangements was approximately $568,000 at January 25, 1997. The Company also enters into arrangements with third party lenders to jobbers whereby APS agrees in most cases to repurchase, under certain circumstances, inventory purchased by the jobber from the Company at approximately the same price the Company would purchase the items in such inventory from third party suppliers. Occasions on which the Company has been called upon to repurchase such inventory have been infrequent, and, on such occasions, the Company has resold the inventory that it repurchased.

COMPETITION

         The automotive parts replacement after market is highly fragmented and competitive. The Company competes most directly with national and regional warehouse distribution networks. Based on available statistics and other published data covering the automotive aftermarket industry, the Company believes that the largest warehouse distribution network is NAPA, the largest member of which is Genuine Parts Company. The warehouse distribution market contains numerous other participants, including programmed distribution groups such as Carquest. These programmed distribution groups are collections of distribution companies that have joined together to gain purchasing power and to benefit from supplier concessions. The Company competes with these groups on the basis of product availability, service and price. The Company believes that there are several programmed distribution groups whose members have combined sales that are comparable to or greater than those of the Company.

         The Company also faces competition from national and regional retail chain stores and, to a lesser extent, from oil companies, automobile dealers, independent jobbers and installers who sometimes skip the warehouse distribution level and purchase directly from manufacturers. In particular, certain retail chain stores such as AutoZone have added programs that are specifically designed to add the professional installer to their customer profile. In these instances, the Company believes that such retail chain stores have increased their share of both the retail and wholesale automotive parts aftermarket, which the Company believes has tended to occur at the expense of traditional jobbers located in the markets in which they have competed. The Company believes that such trends have resulted in pressures on warehouse distributors to sell products to jobbers at lower prices in order to replace lost sales volume. The Company's operating and growth strategies have been designed in part to respond to these pressures on margins by positioning the Company to sell products at a lower cost, to develop alternative distribution channels in selected markets, such as the ISWs, and to increase sales volume, and thereby increase the Company's operating income. The Company has also focused on assisting its associated jobbers in meeting the demands of an increasingly competitive market through improved pricing, marketing and merchandising.

         One current industry trend arises from the increase in the number of domestic and imported automotive vehicle models in the United States, which has resulted in the proliferation in the number of automotive replacement parts supplied by distributors. The Company believes that it is at a competitive advantage to certain of its regional competitors which are not able to carry the range of supplies of automotive replacement parts and related products stocked by the Company. The Company also believes that industry trends toward consolidation at the warehouse and jobber levels, and for independent jobbers to become associated with program distributors, may also provide the Company with a competitive advantage over independent warehouse distributors. However, some of the Company's competitors are larger and have access to greater financial resources than the Company and are not as leveraged as the Company. Accordingly, these competitors may be able to take greater advantage of market and industry trends.


TRADEMARKS

         The Big A (including design(R), Big A Plus (including design)(R), ISW (including design)(R), Installers' Express(R), Installers' Service Warehouse(R), APS(R) and AutoPro(R) trade and service marks, which are registered in the United States Patent and Trademark Office, and the Big A Auto Parts trade name, are considered material to the Company's business.

         In February 1996, the Company sold its interest in the Parts Plus group of marks, which had been acquired by the Company in the PI Acquisition, to the Association of Automobile Aftermarket Distributors ("AAAD") for cash consideration of $3.5 million. PI had previously licensed the same marks to AAAD for a small yearly license fee.

EMPLOYEES

         At January 25, 1997, the Company employed approximately 4,800 full-time employees and approximately 2,000 part- time employees, of which approximately 140 are represented by unions. The Company believes its labor relations generally to be good. The Company has made increasing use of part-time employees, which has afforded it greater operating flexibility and reduced its labor and benefit costs.

ITEM 2. PROPERTIES

         The Company's primary distribution system consists of 28 distribution centers located in 26 states, each delivering parts daily to the jobbers and Company-owned stores within its service area. In addition, certain of the distribution centers have stores within the distribution facilities that sell parts directly to customers. Each distribution center supports an average of 75 auto parts stores and carries between 41,000 and 70,000 SKUs. The locations and sizes of the Company's distribution centers are indicated in the following table.

                 Location                                                     Square Footage
                 --------                                                     --------------
                 Phoenix, Arizona . . . . . . . . . . . . . . . . . . . . .        54,000
                 Fairfield, California  . . . . . . . . . . . . . . . . . .        59,500
                 Riverside, California  . . . . . . . . . . . . . . . . . .        70,034
             (a) Denver, Colorado . . . . . . . . . . . . . . . . . . . . .       116,000
                 Manchester, Connecticut  . . . . . . . . . . . . . . . . .        50,000
                 Ocala, Florida . . . . . . . . . . . . . . . . . . . . . .       100,000
                 Atlanta, Georgia . . . . . . . . . . . . . . . . . . . . .        53,000
                 East Moline, Illinois  . . . . . . . . . . . . . . . . . .       105,600
             (a) Indianapolis, Indiana  . . . . . . . . . . . . . . . . . .       104,688
             (a) Great Bend, Kansas . . . . . . . . . . . . . . . . . . . .        62,748
                 Monroe, Louisiana  . . . . . . . . . . . . . . . . . . . .        76,000
                 Peabody, Massachusetts . . . . . . . . . . . . . . . . . .        42,132
                 Minneapolis, Minnesota . . . . . . . . . . . . . . . . . .        63,420
                 Jackson, Mississippi . . . . . . . . . . . . . . . . . . .       100,118
             (a) St. Louis, Missouri  . . . . . . . . . . . . . . . . . . .        52,480
                 Omaha, Nebraska  . . . . . . . . . . . . . . . . . . . . .        61,750
             (a) Albuquerque, New Mexico  . . . . . . . . . . . . . . . . .        40,000
                 Latham, New York . . . . . . . . . . . . . . . . . . . . .        36,000
                 Charlotte, North Carolina  . . . . . . . . . . . . . . . .        76,310
             (b) Columbus, Ohio . . . . . . . . . . . . . . . . . . . . . .        53,000
                 Gallipolis, Ohio . . . . . . . . . . . . . . . . . . . . .       110,600
                 Tulsa, Oklahoma  . . . . . . . . . . . . . . . . . . . . .        87,453
                 Malvern, Pennsylvania  . . . . . . . . . . . . . . . . . .        52,400
                 Memphis, Tennessee . . . . . . . . . . . . . . . . . . . .       131,000
                 Carrollton, Texas  . . . . . . . . . . . . . . . . . . . .        88,500
             (a) Salt Lake City, Utah . . . . . . . . . . . . . . . . . . .        40,000
             (a) Winchester, Virginia . . . . . . . . . . . . . . . . . . .        52,500
                 Seattle, Washington  . . . . . . . . . . . . . . . . . . .        39,168

__________________________

(a) These locations are owned by the Company or are held pursuant to leases that were entered into inconnection with industrial development bond financings that grant the Company an option to acquire the property at a nominal price when the bonds are paid. The remaining locations are occupied pursuant to leases having remaining terms that, at January 25, 1997, varied from seven months to nine years, six months. At January 25, 1997, the annual rentals payable under such leases totaled approximately $4,731,508, with no facility having an annual rental in excess of $326,000. The Company expects that it will be able either to renew such leases as they expire, to lease alternative premises or to consolidate operations, as appropriate. All of these leases are operating leases, other than those covering the Phoenix and Charlotte distribution centers.

(b) The Company has announced its intent to close this location and to consolidate the business activities at this location with its distribution center in Gallipolis, Ohio.

              Each distribution center is linked to a computer at either the Company's data processing center in Houston, Texas or a center in Memphis, Tennessee. The Company also leases approximately 337 store facilities, including 51 closed stores, in 39 states with square footage ranging from approximately 1,980 to 39,105 square feet per store. In addition, the Company leases approximately 301 ISW facilities, including 23 closed ISWs, in 32 states with square footage ranging from approximately 3,000 to 15,000 square feet per ISW. The Company's corporate headquarters' offices are located in a facility in Houston, Texas, of which the Company currently has approximately 55,000 square feet under the lease agreements. Management believes that the stores, ISW facilities and distribution centers are currently adequate for the intended purposes and provide sufficient expansion capacity for contemplated growth. The Company's headquarters are currently adequate for the intended purposes, although the Company may seek expanded space to the extent required in connection with the consolidation of certain administrative functions.


ITEM 3.  LEGAL PROCEEDINGS

              The Company is involved in various claims and disputes arising in the normal course of business. One such case involved the matter of Jo M. Smith et al v. A.P.S., Inc. et al, which was filed in July 1994 in the District Court of Harris County, Texas. The plaintiffs (four former and one existing employee) claimed to have been the recipients of acts of intimidation and/or retaliatory conduct as a result of their filing of workers' compensation claims and filed this suit against the Company and one of its former officers under various sections of Texas state statutes prohibiting such actions, claiming aggregate specified actual damages of $3.2 million, punitive damages of $6.3 million and damages for emotional distress of $5.0 million. Such suit was settled_during Fiscal Year 1997 for an aggregate $350,000 payment to the plaintiffs and is reflected in the Company's results of operations for Fiscal Year 1997.

              The Company has become a party to a number of pre-existing litigation matters and claims as a result of the PI Acquisition. Among those cases is the matter of Karon S. Adkisson v. GKN Parts Industries Corporation (the "Adkisson Case"), a suit filed in the United States District Court for the Western District of Oklahoma. The plaintiff, a former employee of PI, alleged several claims against PI, including violation of Title VII of the Civil Rights Act of 1964 and the negligent retention and supervision of its employees as a result of being raped by a fellow employee, who has been convicted of that crime. This matter was resolved during Fiscal Year 1997 with a structured settlement at a cost of $395,000. Such amount was charged against a reserve created at the time of the PI Acquisition for litigation related matters and, therefore, had no impact upon the Company's results of operations for Fiscal Year 1997.

              The Company is also a defendant in the matter of Barry S. Lamm and Lamm Auto Stores, Inc. v. Parts, Inc., Parts Plus, et al, which was filed in The Circuit Court of Mobile County, Alabama on June 21, 1996. The plaintiff in such case seeks both compensatory and punitive damages in making a number of claims, including both willful and reckless misrepresentation, suppression of material fact and promissory fraud (all in violation of the Code of Alabama), and conspiracy, breach of contract and intentional interference with contractual or business relationships, all in connection with the operation of an automotive parts business by the plaintiff while a customer of PI.
Discovery has just commenced in such action. The Company believes that the costs of defending such action, as well as any loss that could be sustained by the Company as a result of an adverse decision in such action, are the subject of a contractual indemnification by GKN. The Company has made a claim for indemnity to GKN, which has neither been accepted nor denied.

              APS and its subsidiaries are subject to regulation at the U.S. federal, state and local levels and are required to obtain permits from governmental agencies in order to conduct certain of their operations. Compliance by the Company with the federal, state and local environmental protection laws has had no material adverse effect upon the Company, and the Company believes that its operations are in material compliance with all applicable permits and environmental regulations. The Company cannot presently determine the full consequences to it of compliance in the future with the environmental regulations and standards that have been and may be issued thereunder. However, based on current laws and regulations and the interpretation thereof, the Company has no reason to believe that the costs of future environmental compliance would be likely to materially adversely affect its business, results of operations, cash flows, or financial position.

              The Company has been notified that it is considered a potentially responsible party in connection with federal or state environmental clean-up investigations at a landfill location, which is a "Superfund" site identified on the National Priorities List of the Environmental Protection Agency in connection with the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Company has not incurred, and does not expect to incur, any material liability, either individually or in the aggregate, in connection with this site, although no assurance can be given in this regard.

              In addition, the Company is aware of investigations of two other locations, including one site formerly operated by a former APS subsidiary. In part because these investigations are in the preliminary stages, the Company cannot currently estimate what liabilities, if any, it may have with respect to these matters. The Company believes that, pursuant to an agreement with Wickes (which is now an indirect wholly owned subsidiary of Collins & Aikman Corporation), Wickes will be required to indemnify the Company against any liabilities associated with such former APS subsidiary's operations. Since the divestiture from Wickes, the Company has not incurred any material liabilities in connection with any matter for which Wickes has indemnified the Company, nor has the Company experienced any difficulties in obtaining appropriate indemnification for such matters as have arisen. The Company believes, however, that Wickes may be a highly leveraged entity, and there can be no assurance that the Company will not experience any such difficulties in the future.


ITEM 4.  SUBMISSION OF MATTERS TO AND VOTE OF SECURITY HOLDERS

              None.

EXECUTIVE OFFICERS OF THE REGISTRANT

              Set forth below are the names, ages and present positions of the executive officers of APS Holding as of April 25, 1997.

Name                                                            Age     Position
Hubbard C. Howe . . . . . . . . . . . . . . . . . . . . .        68     Chairman & Chief Executive Officer
David C. Barbeau  . . . . . . . . . . . . . . . . . . . .        49     Senior Vice President
Clarence Gabriel  . . . . . . . . . . . . . . . . . . . .        43     Senior Vice President
John L. Hendrix . . . . . . . . . . . . . . . . . . . . .        49     Senior Vice President & Chief Financial
                                                                              Officer
Ralph Nemeth  . . . . . . . . . . . . . . . . . . . . . .        41     Senior Vice President
Michael L. Preston  . . . . . . . . . . . . . . . . . . .        52     Senior Vice President
Vince Heiker  . . . . . . . . . . . . . . . . . . . . . .        54     Vice President
E. Eugene Lauver  . . . . . . . . . . . . . . . . . . . .        50     Vice President & Secretary
Charles M. Popik  . . . . . . . . . . . . . . . . . . . .        47     Vice President

         Hubbard C. Howe has been Chairman of the Board of APS Holding since August 1992. Effective March 4, 1997, as a result of the resignation of the Company's President and Chief Executive Officer ("CEO"), he was appointed to the position of interim Chief Executive Officer of the Company until a new CEO is recruited. Mr. Howe has been Chairman of the Board and Chief Executive Officer of Remington Arms Company, Inc. since December 1993. Mr. Howe has served as Vice-Chairman since February 1994, Chairman from April 1992 to February 1994, Vice Chairman from April 1991 to April 1992, and Chief Executive Officer from March 1989 to April 1992, of Nu-kote International, Inc., an office and printing supplies manufacturer. Mr. Howe is a principal and a professional employee of CD&R, a private investment company, and a general partner of Clayton & Dubilier Associates IV Limited Partnership ("Associates"), the general partner of The Clayton & Dubilier Private Equity Fund IV Limited Partnership, an investment partnership managed by CD&R ("Fund IV"). Mr. Howe is also Vice-Chairman of Nu-kote Holding, Inc., a corporation in which an investment partnership managed by CD&R formerly had an investment, and member of the Board of Riverwood Holding, Inc., a corporation in which an investment partnership managed by CD&R has an investment, and its indirect wholly-owned subsidiary, Riverwood International Corporation.

         David C. Barbeau has been Senior Vice President of Distribution Operations since January 1993. He had been Vice President, Treasurer and Chief Financial Officer prior to 1992.

         Clarence Gabriel joined the Company as Senior Vice President - Installers' Service Warehouse in October 1996. From prior to 1992 until joining the Company, he held various positions, most recently Vice President, Sales and Operations, with Pepsi Cola North America, a subsidiary of PepsiCo, Inc., an international beverage company.

         John L. Hendrix joined the Company as Senior Vice President - Finance and Chief Financial Officer in October 1996. From prior to 1992 until joining the Company he held various positions, most recently Senior Vice President, Chief Financial Officer, Treasurer, and Secretary, with Kay-Bee Toy Stores, a national retail organization.

         Ralph Nemeth joined the Company as Vice President - Company Stores in September 1996. From prior to 1992 until joining the Company, he held various positions, most recently Senior Vice President and Regional Manager of Venture Store, Inc., a retail organization.

         Michael L. Preston has been Senior Vice President of Sales & Business Development since January 1993. He had been Vice President of New Market Development since prior to 1992.

         E. Eugene Lauver has been Vice President, Secretary and General Counsel of APS Holding since prior to 1992.

         Vince Heiker has been Vice President-Management Information Systems since September 1993. From prior to 1992 until joining APS Holding, he was Vice President, Systems Development of Foxmeyer Corporation, a pharmaceutical distribution company.

          Charles M. Popik has been Vice President - Purchasing since March 1995. From prior to 1992 until joining the Company he held various purchasing positions, most recently Vice President of Purchasing, with Parts Depot Company, L.P., a distributor of automotive parts.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         APS Holding's Class A Common Stock, which began trading in the over-the-counter market on September 24, 1993, is quoted in the NASDAQ National Market System under the symbol "APSI". At January, 25, 1997, there were approximately 680 holders of record of APS Holding's Class A Common Stock. At January 25, 1997, no shares of APS Holding's Class B Common Stock had been issued.

         The following table sets forth the high and low sales prices for the quarters indicated:

Fiscal Year 1997:                                          High      Low
-----------------                                          ----      ---
First Quarter . . . . . . . . . . . . . . . . . . . . . .  18 3/4    14 3/4
Second Quarter  . . . . . . . . . . . . . . . . . . . . .  23 3/4    18
Third Quarter . . . . . . . . . . . . . . . . . . . . . .  29 1/4    20
Fourth Quarter  . . . . . . . . . . . . . . . . . . . . .  23 1/4     8 1/2

Fiscal Year 1996:
-----------------

First Quarter . . . . . . . . . . . . . . . . . . . . . .  30 1/4    19 3/8
Second Quarter  . . . . . . . . . . . . . . . . . . . . .  27 1/8    20 1/2
Third Quarter . . . . . . . . . . . . . . . . . . . . . .  26 3/8    20 1/2
Fourth Quarter  . . . . . . . . . . . . . . . . . . . . .  23 3/4    14 3/4

         No dividends have been paid by APS Holding on any class of its common stock. The Company has not paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The Company's credit agreement and subordinated note indenture contain covenants which indirectly restrict the declaration and payment of dividends on APS Holding's common stock.


ITEM  6.   SELECTED FINANCIAL DATA

         The following table sets forth certain selected historical financial data of the Company on a consolidated basis. The selected consolidated financial data was derived from the consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company appearing elsewhere in this Form 10-K. Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. The reclassifications did not affect net income (loss), stockholders' equity or cash flows for any period

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA


                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          JAN. 25, 1997  JAN. 27, 1996  JAN. 28, 1995  JAN. 29, 1994  JAN. 30, 1993
                                                          -------------  -------------  -------------  -------------  -------------
                                                                                (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Net sales . . . . . . . . . . . . . . . . . . . . . . .   $ 858,739      $ 603,737      $ 523,508      $ 438,298      $ 409,381

  Cost of goods sold  . . . . . . . . . . . . . . . . . .     583,146        397,164        344,845        297,150        281,995
                                                            ---------      ---------      ---------      ---------      ---------

  Gross profit  . . . . . . . . . . . . . . . . . . . . .     275,593        206,573        178,663        141,148        127,386

  Selling, general and administrative expenses. . . . . .     271,754        171,210        145,722        119,304        111,642

  Asset impairment and restructuring charge . . . . . . .           -         11,224              -              -              -
                                                            ---------      ---------      ---------      ---------      ---------

  Operating income  . . . . . . . . . . . . . . . . . . .       3,839         24,139         32,941         21,844         15,744

  Interest income . . . . . . . . . . . . . . . . . . . .       5,609          5,265          3,896          3,023          2,435

  Gain on pension curtailment . . . . . . . . . . . . . .          -               -              -              -          3,288

  Other income (expense)  . . . . . . . . . . . . . . . .       1,765          1,535          1,535          1,277           (990)
                                                            ---------      ---------      ---------      ---------      ---------

  Income before interest expense, income taxes,
      extraordinary item and cumulative effect of
      accounting change . . . . . . . . . . . . . . . . .      11,213         30,939         38,372         26,144         20,477

  Interest expense  . . . . . . . . . . . . . . . . . . .      27,296         16,256         10,500         22,039         25,875
                                                            ---------      ---------      ---------      ---------      ---------

  Income (loss) before income taxes, extraordinary
       item and cumulative effect of accounting
      change  . . . . . . . . . . . . . . . . . . . . . .     (16,083)        14,683         27,872          4,105         (5,398)

  Provision (benefit) for income taxes  . . . . . . . . .      (5,247)         5,447         (4,495)        (1,550)           285
                                                            ---------      ---------      ---------      ---------      ---------

  Income (loss) before extraordinary item and
     cumulative effect of accounting change . . . . . . .     (10,836)         9,236         32,367          5,655         (5,683)

  Extraordinary item  . . . . . . . . . . . . . . . . . .           -         (2,468)            -         (14,404)             -

  Cumulative effect of accounting change  . . . . . . . .           -              -             -          (2,330)             -
                                                            ---------      ---------      ---------      ---------      ---------

  Net income (loss) . . . . . . . . . . . . . . . . . . .   $ (10,836)     $   6,768      $  32,367      $ (11,079)     $  (5,683)
                                                            =========      =========      =========      =========      =========

  Income (loss) per share:
     Before extraordinary item and cumulative
     effect of accounting change . . . . . . .. . . . . .   $   (0.79)     $    0.67     $    2.36       $    0.65      $   (0.97)

     Extraordinary item . . . . . . . . . . . . . . . . .           -          (0.18)            -           (1.65)             -

     Cumulative effect of accounting change . . . . . . .           -              -             -           (0.27)             -
                                                            ---------      ---------      --------       ---------      ---------
                                                            $   (0.79)     $    0.49     $    2.36       $   (1.27)     $   (0.97)
                                                            =========      =========     =========       =========      =========


                                                          JAN. 25, 1997  JAN. 27, 1996  JAN. 28, 1995  JAN. 29, 1994  JAN. 30, 1993
                                                          -------------  -------------  -------------  -------------  -------------
                                                                                       (in thousands)
BALANCE SHEET DATA:
  Working capital  . . . . . . . . . . . . . . . . . . . .  $ 293,623      $ 302,684     $ 176,176       $ 102,984      $  76,007

  Total assets . . . . . . . . . . . . . . . . . . . . . .    598,205        600,159       387,062         251,224        215,752

  Long-term debt . . . . . . . . . . . . . . . . . . . . .    305,941        302,512       158,965         117,132        176,035

  Total stockholders' equity (deficit) . . . . . . . . . .    114,569        124,030       117,218          76,761        (18,430)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth certain data (in thousands) from the Consolidated Statements of Operations of APS Holding Corporation ("Holding", and together with its subsidiaries, the "Company") for the fiscal years ended January 25, 1997 ("Fiscal Year 1997"), January 27, 1996 ("Fiscal Year 1996") and January 28, 1995 ("Fiscal Year 1995"). Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. The reclassifications did not affect net income (loss), stockholders' equity or cash flows for any period.

                                                  FISCAL YEAR 1997    %     FISCAL YEAR 1996    %     FISCAL YEAR 1995    %
                                                  ---------------   -----   ----------------  -----   ----------------  -----
Net sales. . . . . . . . . . . . . . . . . . . . .   $ 858,739      100.0       $ 603,737     100.0       $ 523,508     100.0
Cost of goods sold . . . . . . . . . . . . . . . .     583,146       67.9         397,164      65.8         344,845      65.9
Gross margin . . . . . . . . . . . . . . . . . . .     275,593       32.1         206,573      34.2         178,663      34.1
Selling, general and administrative expenses . . .     271,754       31.6         171,210      28.3         145,722      27.8
Asset impairment and restructuring charge. . . . .           -          -          11,224       1.9               -        -
Operating income . . . . . . . . . . . . . . . . .       3,839        0.4          24,139       4.0          32,941       6.3
Net income (loss). . . . . . . . . . . . . . . . .     (10,836)      (1.3)          6,768       1.1          32,367       6.2

The PI Acquisition

         On January 25, 1996, the Company purchased all of the outstanding stock of Parts, Inc. ("PI"), an automotive parts distributor, for a purchase price, as adjusted, of $74.9 million (the "PI Acquisition"). The PI Acquisition was accounted for as a purchase. PI's results of operations for the two days between the consummation of the PI Acquisition and the Company's 1996 fiscal year end were immaterial to the Company's results of operations for Fiscal Year 1996.

Fiscal Year 1997 Compared to Fiscal Year 1996

         Net sales for Fiscal Year 1997 increased $255.0 million or 42.2% from the prior fiscal year. Such increase was primarily attributable to the PI Acquisition and, to a lesser extent, to increased sales generated by new ISW locations and increasing sales at existing ISWs. The Company believes that sales from its traditional businesses (i.e. distribution centers and Company-owned stores) were lower than expected due to increasing competitive pressures, business disruption resulting from the PI Acquisition and a general sluggishness being experienced nationwide in the automotive aftermarket.

         Cost of goods sold consists primarily of the purchase cost of products sold. Cost of goods sold for Fiscal Year 1997 increased $186.0 million or 46.8% from the prior fiscal year. The dollar increase in cost of goods sold principally resulted from increased sales volume generated by the PI Acquisition and the growth of the ISW business. Cost of goods sold as a percentage of net sales for Fiscal Year 1997 increased compared to Fiscal Year 1996 principally as a result of pretax charges to cost of goods sold, in the amount of approximately $17.1 million, recorded in the fourth quarter of Fiscal Year 1997. Such charges principally consisted of an inventory loss adjustment for the ISW business in the amount of approximately $11.8 million (some of which may be attributable to earlier quarters of the fiscal year). The remaining $5.3 million in charges to cost of goods sold consisted primarily of inventory loss adjustments for the Company's traditional businesses, the write-off of certain receivables from suppliers for returned goods, and adjustments to inventory pricing reserves. See "Pretax Charges; Business Initiatives", below. Excluding the approximately $17.1 million of charges discussed above, cost of goods sold as a percentage of sales would have remained relatively constant between the two fiscal years. Lower gross profit margins at the Company's traditional businesses (primarily resulting from additional sales programs offering reduced selling prices and fewer services) were offset to some extent by the impact of the sales mix containing more ISW sales, which have higher gross profit margins than the Company's traditional businesses. The Company expects gross profit margins for the ISW business to continue to be higher (as a percentage of sales) than for its traditional businesses, although no assurance can be given in this regard. See "Pretax Charges; Business Initiatives", below. The Company also intends to continue adding jobbers to sales programs offering reduced selling prices and fewer services and, consequently, gross profit margins at its traditional businesses could continue to decrease in future periods.

         Selling, general and administrative expenses, which include depreciation and amortization, for Fiscal Year 1997 increased $100.5 million or 58.7% compared to Fiscal Year 1996. The dollar increase in selling, general and administrative expenses principally resulted from the increased sales volume generated by the PI Acquisition and the growth of the ISW business. Selling, general and administrative expenses as a percentage of net sales increased over the prior year, principally as a result of pretax charges in the amount of $13.0 million, higher distribution center operating costs of the PI business when compared to those of the Company's other traditional business operations, costs incurred in integrating PI into the Company, and, to a lesser extent, the operation of more ISWs (which have, and are expected to continue to have, higher operating costs as a percentage of net sales than the Company's traditional businesses). The pretax charges consisted primarily of a reserve for costs related to facility closures and consolidations, an increase in the bad debt provision (primarily for the ISW business), and accrued costs of returning excess and slow moving ISW inventories. See "Pretax Charges; Business Initiatives", below. The Company believes that with the consolidation of certain PI distribution centers into those of the Company and the completion of the integration of PI into the Company, selling, general and administrative expenses (as a percentage of net sales) for the Company's traditional businesses should decline in future periods, although no assurance can be given in this regard. The impact of increased selling, general and administrative expenses relating to the integration of the PI business was offset by the recognition of one-time supplier changeover and acquisition incentives in the amount of approximately $12.1 million. Such incentives were provided by the Company's major vendors in connection with the PI Acquisition to offset the impact of one-time expenses related to the integration of PI into the Company and the changeover of PI stores and distribution centers to the Company's product lines. In addition to offsetting direct integration and changeover costs, approximately $4.9 million of such incentives were used to offset indirect costs, operational inefficiencies and general business disruption relating to the changeover and integration process. Furthermore, such incentives improved the Company's liquidity during the integration and changeover process. No additional such incentives are expected to be recognized in connection with the PI Acquisition in the fiscal year ending January 31, 1998 ("Fiscal 1998") or future periods.

         Operating income for Fiscal Year 1997 decreased $20.3 million or 84.1%, to $3.8 million in Fiscal Year 1997 from $24.1 million in Fiscal Year
1996.   The primary causes of the decrease were the fourth quarter Fiscal Year
1997 pretax charges and costs incurred in Fiscal Year 1997 in connection with integrating PI into the Company in each case as discussed above. Such charges and costs were offset in part by the PI Acquisition-related supplier changeover incentives discussed above and the absence in Fiscal Year 1997 of the $11.2 million asset impairment and restructuring charge, incurred in the prior fiscal year. See "Pretax Charges; Business Initiatives", below. In addition, during Fiscal Year 1997, the Company refined the estimated rate used to capitalize overhead costs incurred by the Company's distribution centers in preparing and shipping inventory to Company-owned stores. Such change in the Company's estimate resulted in an increase in operating income for Fiscal Year 1997 of approximately $1.7 million. See Notes 1 and 12 to the Consolidated Financial Statements.

         Interest income for Fiscal Year 1997 was $5.6 million (0.7% of sales) compared to $5.3 million (0.9% of sales) for Fiscal Year 1996. The dollar increase in interest income is due principally to the interest income from past due accounts receivable, partially offset by decreases in interest income resulting from lower notes receivable balances. For a discussion of the Company's notes receivable, see Note 5 to the Consolidated Financial Statements and Item 1 - "Business - Jobber Financing" of the Company's Annual Report on Form 10-K for the fiscal year ended January 25, 1997.

         Other income for Fiscal Year 1997 was $1.8 million (0.2% of sales) compared to $1.5 million (0.3% of net sales) for Fiscal Year 1996. Other income for Fiscal Year 1997 included a gain of approximately $1.3 million from the sales of certain stores in Mississippi and Florida. In addition, both years include the portion allocable to such years ($0.4 million in Fiscal Year 1997 and $1.5 million in Fiscal Year 1996) of the $6.0 million payment received from a supplier for entering into a ten year supply agreement in April 1993 (the "Supply Agreement"). Such payment was deferred and is being recognized as income on an accelerated basis over the term of the Supply Agreement; thus, when compared to previous periods, the amount of revenue recognized from such payment has declined.

         Interest expense for Fiscal Year 1997 was $27.3 million (3.2% of net sales) compared to $16.3 million (2.7% of net sales) for Fiscal Year 1996. The $11.0 million increase in interest expense is principally due to the Company's higher borrowing levels resulting from the Company's investment in acquisitions (primarily the PI Acquisition) and the expansion of its ISW business. The extent of future increases in interest expense will depend on a number of factors, including the magnitude of increases in borrowing levels, changes in interest rates and the extent to which the Company continues its expansion efforts utilizing borrowed funds. See "Pretax Charges; Business Initiatives", below. In addition, for a discussion of the Company's debt, see Note 4 to the Consolidated Financial Statements and "Liquidity and Capital Resources" below.

         Income taxes for Fiscal Year 1997 was a benefit of $5.2 million, compared to tax expense of $5.4 million for Fiscal Year 1996. The combined applicable federal and state statutory tax rate is expected to approximate 37% during Fiscal 1998. The Company believes that it is more likely than not that sufficient future taxable income will be generated to realize the net deferred tax asset reflected in the Company's balance sheet as of January 25, 1997. See
Note 6 to the Consolidated Financial Statements.

         Net loss for Fiscal Year 1997 was $10.8 million compared to net income of $6.8 million for Fiscal Year 1996. The decrease in net income was primarily a result of the $30.1 million of pretax charges discussed above, offset by the absence in Fiscal Year 1997 of the $11.2 million asset impairment and restructuring charge, incurred in the prior fiscal year.

Fiscal Year 1996 Compared to Fiscal Year 1995

         Net sales for Fiscal Year 1996 increased $80.2 million or 15.3% from the prior fiscal year. Such increase was primarily attributable to increased sales generated by new ISW locations and business acquisitions other than the PI Acquisition. The Company experienced, along with other industry participants, a general softness in demand for products from its traditional businesses during Fiscal Year 1996.

         Cost of goods sold for Fiscal Year 1996 (as a percentage of net sales) decreased compared to Fiscal Year 1995 principally as a result of the sales mix containing more ISW sales, which have higher gross profit margins than sales in the Company's traditional businesses, and increased supplier incentives resulting from increased purchases of inventory.

         Selling, general and administrative expenses for Fiscal Year 1996 increased $25.5 million or 17.5% compared to Fiscal Year 1995. The dollar increase in selling, general and administrative expenses principally resulted from the increased sales volume generated by the growth of ISW and business acquisitions other than the PI Acquisition. Selling, general and administrative expenses as a percentage of net sales increased by 0.5% over the prior year, principally as a result of both the Company's operation of more ISWs, which have higher operating costs (as a percentage of net sales) than the Company's traditional businesses, and start-up costs related to immature ISW units.

         In connection with the PI Acquisition, the Company embarked upon a program to review and rationalize certain of its operations, including the consolidation of redundant operating and administrative facilities and the closure of other nonperforming facilities. As a result of such program, the adoption of Statement of Financial Accounting Standards No. 121, entitled "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS No. 121") and the write-down of certain intangible and other assets, the Company recorded an $11.2 million pretax charge in the fourth quarter of Fiscal Year 1996. The charge consisted of $1.8 million of expenses for estimated costs to close facilities, $3.7 million of expenses for future lease and other related facility obligations and $5.7 million of asset write-downs. See "Pretax Charges; Business Initiatives", below.

         Operating income for Fiscal 1996 decreased $8.8 million or 26.7% compared to Fiscal Year 1995 primarily due to the reasons discussed above.

         Interest income for Fiscal Year 1996 was $5.3 million (0.9% of sales) compared to $3.9 million (0.7% of sales) for Fiscal Year 1995. The increase in interest income was due principally to the increase in customer notes receivable and the impact of higher interest rates. For a discussion of the Company's notes receivable, see Note 5 to the Consolidated Financial Statements and Item 1 - "Business - Jobber Financing" of the Company's Annual Report on Form 10-K for the fiscal year ended January 25, 1997.

         Other income for each of Fiscal Year 1996 and Fiscal Year 1995 was $1.5 million (0.3% of net sales). Such amounts represent the portion allocable to such periods of the $6.0 million payment received from a supplier pursuant to the Supply Agreement in April 1993.

         Interest expense for Fiscal Year 1996 was $16.3 million (2.7% of net sales) compared to $10.5 million (2.0% of net sales) for Fiscal Year 1995. The increase in interest expense was principally due to the Company's higher borrowing levels resulting from the Company's investment in acquisitions (other than the PI Acquisition) and the expansion of its ISW business as well as the impact of increases in interest rates compared to the prior year.

         Income tax expense for Fiscal Year 1996 was $5.4 million compared to a net tax benefit of $4.5 million for Fiscal Year 1995. Income taxes for Fiscal Year 1995 include a tax benefit of $14.8 million from the reversal of a deferred tax asset valuation allowance which resulted from the expected acceleration of the Company's ability to utilize its net operating loss carryforwards.

         Net income for Fiscal Year 1996 was $6.8 million (1.1% of net sales) compared to $32.4 million (6.2% of net sales) for Fiscal Year 1995. The decrease in net income resulted primarily from the asset impairment and restructuring charge and the increases in income taxes and interest expense, as well as an extraordinary charge of $2.5 million, net of an income tax benefit of $1.4 million, for the early extinguishment of debt relating to the replacement of the Previous Credit Agreement (as defined below).

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows. For Fiscal Year 1997, operating activities provided net cash of approximately $14.3 million, due primarily to decreases in accounts receivable and inventory principally resulting from the closure and consolidation of certain of the Company's and PI's facilities. See "Pretax Charges; Business Initiatives", below. Investing activities utilized $12.5 million of cash, principally consisting of capital expenditures, investments in customer notes receivable and business acquisitions. Such investments were offset in part by the proceeds from repayment of customer notes receivable and the sale of assets, including the Company's interest in the "Parts Plus" group of marks which had been acquired by the Company in the PI Acquisition. See "Other Matters", below. Financing activities provided $3.6 million of cash, principally resulting from additional revolving credit borrowings under the New Credit Agreement (as defined below) offset in part by repayment of long-term debt.

         For Fiscal Year 1996, operating activities utilized net cash of approximately $41.9 million, resulting primarily from increases in inventories and accounts receivable in connection with the expansion of the Company's ISW business. Investing activities utilized $97.7 million of cash, principally consisting of the Company's investment in business acquisitions, including the PI Acquisition. Financing activities provided $147.5 million of cash, principally resulting from the issuance of the Company's 11.875% senior subordinated notes due 2006 (the "Notes") to finance the PI Acquisition and a net increase in borrowings under the Company's New and Previous Credit Agreements to finance its ISW expansion and business acquisitions other than the PI Acquisition.

         For Fiscal Year 1995, operating activities generated net cash of approximately $0.5 million, reflecting substantial uses of cash from operating activities in connection with increased accounts receivable, inventories and other current assets, offset, to some extent, by earnings and increases in accounts payable and other current liabilities. Investing activities utilized $49.4 million of cash, principally consisting of the Company's investment in business acquisitions and customer notes receivable. Financing activities provided $48.3 million of cash, principally resulting from a net increase in the Company's revolving credit borrowings under its Previous Credit Agreement to finance its investing activities.

         Working Capital. At January 25, 1997 the Company had $293.6 million of working capital, including $13.4 million in cash and cash equivalents, compared to $302.7 million of working capital at January 27, 1996, including $7.9 million of cash and cash equivalents. During Fiscal Year 1997, current assets decreased $1.6 million primarily due to decreases in accounts and notes receivable offset in part by increases in prepaid expenses and other current assets. In addition, current liabilities increased $7.4 million due primarily to increases in accrued liabilities and current maturities of long-term debt, offset, to some extent, by decreases in accounts payable. Looking forward, in connection with its overall business plan of controlled growth, the Company does not currently intend to add a significant number of ISWs or make any significant acquisitions in Fiscal Year 1998. In addition, the Company currently intends to return approximately $24.0 million of excess and slow moving inventory to its suppliers in Fiscal Year 1998, the proceeds of which would be used to repay long-term indebtedness. Certain additional inventory may be returned in connection with planned ISW closures. See "Pretax Charges; Business Initiatives", below. As a result, the Company's working capital requirements could decrease in Fiscal Year 1998, although no assurance can be given in this regard.

         Credit Agreement. Concurrently with the PI Acquisition, APS entered into an amended and restated senior bank credit agreement (the "New Credit Agreement") with a lending syndicate led by The Chase Manhattan Bank, formerly known as Chemical Bank. This New Credit Agreement replaced the credit facilities previously made available to the Company under a credit agreement entered into in September 1993 (as amended, the "Previous Credit Agreement"). Pursuant to the New Credit Agreement, the $165.0 million revolving credit facility existing under the Previous Credit Agreement was increased to $235.0 million, with a final maturity date of December 31, 2000, and the $75.0 million term loan facilities existing under the Previous Credit Agreement were consolidated into one term loan facility of $65.0 million, with a final maturity date of December 31, 1999. As of January 25, 1997, the Company had aggregate borrowings under the New Credit Agreement of $219.3 million, consisting of $167.3 million and $52.0 million in borrowings outstanding under the revolving credit facility and term loan facility, respectively, and approximately $8.4 million in outstanding letters of credit under the New
Credit Agreement.    Undrawn amounts under the revolving credit facility, net
of the aggregate face amount of letters of credit outstanding under the New Credit Agreement, may be used for working capital and other business needs, subject to compliance with a borrowing base requirement and other customary borrowing conditions. Borrowing availability under the New Credit Agreement at January 25, 1997, after taking into account borrowing base restrictions and outstanding letters of credit, was $32.2 million. Borrowings under the New Credit Agreement bear interest at variable rates. Effective as of January 25, 1997, the Net Worth covenant requirement of the New Credit Agreement was amended to lower the minimum required Net Worth amount from $115.0 million to $109.8 million. After giving effect to such amendment, the Company was in
compliance with this covenant as of such date.   See Note 4 to the Consolidated
Financial Statements.

         Senior Subordinated Notes. The PI Acquisition was financed through the issuance and sale of $100.0 million principal amount of the Notes. The net proceeds from the sale of the Notes were used to pay a $79.7 million cash payment at closing for the PI Acquisition (of which $4.0 million was subsequently refunded to the Company), to pay related fees and expenses and to repay a portion of the borrowings under the Previous Credit Agreement. The Notes mature on January 15, 2006 and bear interest at a rate of 11.875% per annum. See Note 4 to the Consolidated Financial Statements. During the year ended January 25, 1997, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC"), pursuant to which it made and completed an offer to exchange registered Notes for all of the initially issued Notes.

         Interest Rate Swap Agreements. During Fiscal Year 1996, the Company entered into interest rate swap agreements to hedge interest costs and risks associated with variable interest rates. Such agreements, which cover a portion of the borrowings under the New Credit Agreement, effectively convert variable-rate debt to fixed-rate debt with an effective per annum interest rate of approximately 7.1%. The aggregate notional principal amount of these agreements is $100.0 million, $75.0 million of which became effective in June 1995 and matures in June 1997 and $25.0 million of which became effective in January 1996 and matures in January 1998. The counterparties to such agreements are major financial institutions and, therefore, credit losses from counterparty nonperformance is not anticipated.

         Capital Expenditures and Acquisitions. Capital expenditures for Fiscal Year 1997, excluding new business acquisitions, were approximately $10.8 million compared to $8.4 million for Fiscal Year 1996. The increase in capital expenditures was primarily a result of management information system enhancements. The Company expects capital expenditures will increase to approximately $12.0 million in Fiscal Year 1998 primarily as a result of additional management information system enhancements, including the development of a centralized management system with a particular focus on controlling inventory and expenses and improving the management of working capital. See "Pretax Charges; Business Initiatives", below. In addition, the Company is preparing a plan of action to modify its internally developed software over the next three years to accommodate the "year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company has not yet quantified such costs, which will be expensed as incurred, but expects they will be substantial. If the Company or any of its significant suppliers or customers does not successfully and timely complete such changes, the Company's business could be materially affected.

         For Fiscal Year 1997, the Company's cash expenditures for business acquisitions totaled $7.9 million. In order to expand its business, the Company expects to continue to make occasional strategic acquisitions from time to time (although it does not currently intend to make any significant acquisitions) for cash and other consideration to the extent that its debt service requirements, financing agreement covenants, financial performance and funding availability permit. To meet the cash funding requirements for any business expansion efforts, the Company expects to draw on internally generated funds, borrowings under the New Credit Agreement and other sources of liquidity, to the extent available, as discussed below. See "Pretax Charges; Business Initiatives", below.

         Sources of Liquidity. Since the completion of the Company's initial public offering and debt refinancing in 1993, the Company has pursued more aggressive acquisition and ISW expansion programs, resulting in increased funding requirements. The principal sources of liquidity for the Company's operating requirements and business expansion have been internally generated funds from the operation of its traditional businesses, borrowings under the Previous Credit Agreement and the proceeds from the issuance of the Notes. The Company expects that the principal sources of liquidity for its future operating requirements and any business expansion efforts will be cash flows from the operation of its traditional businesses and borrowings under the New Credit Agreement. While the Company expects that such sources will provide sufficient working capital to operate its business, finance the completion of the PI integration and any future business expansion efforts, and pay down accounts payable as deferred payment terms obtained in connection with the PI Acquisition expire (see "Pretax Charges; Business Initiatives", below), there can be no assurance that such sources will prove to be sufficient. Further, the Company expects such sources will provide sufficient funds to meet its regularly scheduled debt service obligations (which have been significantly increased as a result of the PI Acquisition and related financing) prior to maturity of the revolving credit facility under the New Credit Agreement, although there can be no assurances in this regard. The Company currently does not expect, however, to generate cash flow sufficient to fund the repayment of borrowings due under such revolving credit facility upon its maturity on December 31, 2000 and, accordingly, expects that it will seek to refinance such amounts prior to such maturity. No assurance can be given that such refinancing can be successfully accomplished.

PRETAX CHARGES; BUSINESS INITIATIVES

Business Strategy

         As indicated above, the Company has pursued aggressive acquisition and ISW expansion programs since its initial public offering in 1993. Principally as a result of these programs, the Company's net sales have increased 95.9% from $438.3 million in the fiscal year ended January 29, 1994 to $858.7 million in Fiscal Year 1997; the number of Company- owned stores has increased from 117 at January 29, 1994 to approximately 300 at January 25, 1997; and the number of ISWs has increased from 70 at January 29, 1994 to 272 at January 25, 1997. Achieving such levels of growth and, particularly with regard to Fiscal Year 1997, integrating PI into the Company's business has consumed significant financial and operating resources and demanded extensive managerial focus and attention. Looking forward, the Company intends to re- focus its efforts and resources during Fiscal Year 1998 from such aggressive growth programs to improving both the execution of its business strategy and its management information systems. During Fiscal Year 1998, the Company currently plans to limit its growth to occasional small strategic acquisitions and to substantially reduce the number of ISW openings compared to prior years.

Fiscal 1997 Pretax Charges

          In the fourth quarter of Fiscal Year 1997, the Company recorded pretax charges of approximately $30.1 million, primarily in connection with the ISW business. Such pretax charges consisted of charges to cost of goods sold of approximately $17.1 million and charges to selling, general and administrative expenses of approximately $13.0 million. The $17.1 million in pretax charges to cost of goods sold principally consisted of an inventory loss adjustment in connection with the ISW business in the amount of approximately $11.8 million (some of which may be attributable to earlier quarters of the fiscal year). Such adjustment was necessary to resolve discrepancies resulting from an inability under the existing ISW operating and financial systems to identify and act on inventory discrepancies in a timely manner, due to incompatibilities and shortfalls in systems controls. The Company is currently implementing operational and systems changes designed to ensure that it will be able to control its inventory and record inventory discrepancies in the ISW business on a timely basis. The remaining approximately $5.3 million in charges to cost of goods sold consisted primarily of inventory loss adjustments for the Company's traditional businesses, the write-off of certain receivables from suppliers for returned goods and adjustments to inventory pricing reserves.

         The $13.0 million in pretax charges to selling, general and administrative expenses consisted primarily of a reserve for costs related to facility closures and consolidations in the amount of approximately $5.7 million, an increase in the bad debt provision in the amount of approximately $3.8 million, and accrued costs in connection with the return of excess and slow moving ISW inventories in the amount of approximately $1.5 million. The reserve for costs related to facility closures and consolidations relates primarily to the Company's current initiatives to improve its operating efficiency by, among other things, closing or consolidating under-performing Company-owned stores and ISW units. In addition, the Company intends to consolidate certain administrative functions. The increase in the bad debt provision, primarily attributable to the ISW business, was recorded in connection with the implementation of a new accounts receivable system which is open-item based versus the previous balance forward format. The accrual for costs to return excess and slow moving inventory to suppliers also results from the Company's current initiatives to improve operating efficiency and inventory control.

ISW Business

         During Fiscal Year 1997, the Company increased the total number of ISW locations from 252 to 272. The Company, as part of its overall business plan, may continue to add ISWs in the future, although the Company does not currently plan to add a significant number of ISWs in Fiscal Year 1998 and after the closure of certain ISW units, as discussed below, the total number of ISW units may decrease during Fiscal Year 1998. To date, operating margins for the ISW division have been below those of the Company's traditional businesses and, thus far, the ISW division has generally experienced operating losses. The Company's operating results have experienced and are expected to continue to experience earnings and cash flow pressure due to the large number of less mature ISWs, the growth of the ISW base and the expiration, generally after a period of six to fifteen months, of deferred payment terms extended to the Company by vendors in connection with the opening of new ISW locations. In addition, the majority of the pretax charges recorded in the fourth quarter of Fiscal Year 1997 related to the ISW business, as discussed above.

          Looking forward, the Company remains convinced of the viability of the ISW concept, although the Company remains cautious in its outlook until the ISW business demonstrates sustained improvement in its operations. During Fiscal Year 1998, the Company plans to shift its focus from aggressive growth of the ISW business to refining and improving both the execution of this division's business strategy and its systems. The Company's initiatives to achieve such improvement in execution have included changes in the ISW senior management team in Fiscal Year 1997. In addition, the Company conducted a comprehensive review of its under-performing ISW units. Such review resulted in the closure or consolidation in Fiscal Year 1997 of 25 of its under-performing ISW units, including 12 ISW units closed in connection with the approximately $11.2 million asset impairment and restructuring charge which the Company recorded in Fiscal Year 1996 (see "Integration of PI" below), and a plan to close or consolidate in Fiscal Year 1998 an estimated additional 15
under-performing ISWs.   Such closures are expected to allow ISW management to
focus its efforts and resources on the division's more productive units. In addition, the Company currently intends to return approximately $24.0 million of excess and slow moving ISW inventory to suppliers (the anticipated cost of which has been included in the $13.0 million in Fiscal Year 1997 pretax charges described above) during Fiscal Year 1998. Certain additional inventory may be returned in connection with the ISW closures described above. Such returns are expected to have a positive impact on the Company's interest expense in Fiscal Year 1998 as the proceeds from such returns are used to reduce its outstanding indebtedness under the New Credit Agreement. The Company's initiatives to improve the ISW division's systems and controls include the development of a centralized management system for the ISW business, as well as for the Company's traditional businesses, with a particular focus on controlling inventory (see "Fiscal 1997 Pretax Charges" above) as well as controlling expenses and managing working capital. The Company expects to implement such system in multiple phases beginning in the third quarter of Fiscal Year 1998 and extending through the fourth quarter of the fiscal year ending January 30, 1999. In addition, the Company is currently developing a new accounts receivable system which will facilitate collection of accounts receivable and improve working capital management in the ISW business, as well as for the Company's traditional businesses. The Company expects to begin implementing such system in the second quarter of Fiscal Year 1998 and currently expects completion in the fourth quarter of Fiscal Year 1998.

Traditional Business Initiatives

         In connection with its overall business strategy of controlled growth and improved execution of its operations, the Company has undertaken certain additional initiatives in connection with its traditional businesses. During Fiscal Year 1997, the Company added two new senior executives to strengthen the management team in the areas of Company-owned stores and finance. In addition, during Fiscal Year 1997, the Company closed or consolidated approximately 25 under- performing Company-owned stores, including 15 units closed in connection with the approximately $11.2 million asset impairment and restructuring charge which the Company recorded in Fiscal Year

1996 (see "Integration of PI" below), and currently intends to close or consolidate in Fiscal Year 1998 an estimated additional 24 of the division's under-performing units. Such closures are expected to enable management to focus its efforts and resources on more productive facilities. In connection with the program initiated in Fiscal Year 1996 to rationalize facilities owned by the Company prior to the PI Acquisition (see "Integration of PI" below), in April 1997 the Company announced the consolidation of one of its distribution centers into a distribution center acquired in the PI Acquisition. Such consolidation is expected to eliminate certain redundant operations and improve operating efficiency. In addition, its efforts to improve its operating systems, the accounts receivable and central management systems currently under development for the ISW business, as discussed above, are expected to improve control of expenses and working capital management at the Company's traditional businesses as well. See "ISW Business", above.

Integration of PI

         Following the PI Acquisition, the Company implemented a comprehensive plan for integrating PI's operations and administrative functions with those of the Company. Such plan resulted in the closure of nine PI distribution centers and 27 PI stores and consolidation of the remaining PI operations into those of the Company. As a result of such closures and the sale of certain company-owned stores in Mississippi and Florida in October 1996, there were five PI distribution centers and 74 PI company-owned stores remaining at January 25, 1997.

         During Fiscal Year 1997, the Company also substantially completed the changeover activities associated with converting the PI distribution centers, associated jobbers and company-owned stores to the Company's product lines.
The costs associated with this changeover and the overall process of integrating PI into the Company were offset by the recognition of $12.1 million in supplier changeover and acquisition incentives provided by the Company's major vendors in connection with the PI Acquisition. In addition to offsetting direct integration and changeover costs, approximately $4.9 million of such incentives were used to offset indirect costs, operational inefficiencies and general business disruption relating to the changeover and integration process. Furthermore, such incentives improved the Company's liquidity during the integration and changeover process. No further such incentives are expected to be recognized in Fiscal Year 1998 or future periods. Furthermore, in connection with the PI Acquisition, the Company realized a significant cash flow benefit resulting from the deferral of a significant amount of accounts payable owed to suppliers. Such deferred payment terms will require the Company to make payments of approximately $5.8 million, $6.0 million, and $16.8 million in the fiscal years ending January 1998, 1999 and 2000, respectively.

          As discussed above, the Company's plan to integrate PI's operations and administrative functions with those of the Company resulted in the closure of certain PI distribution centers and stores and consolidation of these operations into the Company's remaining facilities, as well as the consolidation of certain administrative functions. The Company's financial statements at January 27, 1996 included a liability and reserves of $9.2 million for costs related to such plan. Such costs included estimates of approximately $4.3 million to close facilities (including $2.6 million of employee termination and relocation costs), approximately $3.3 million for future lease and related obligations and approximately $1.6 million for asset write-offs. During Fiscal Year 1997, the Company charged approximately $6.4 million against such liability and reserves, including approximately $2.4 million of employee termination and relocation costs.

         In connection with the PI Acquisition, the Company also embarked upon a program during the fourth quarter of Fiscal Year 1996 to review and rationalize certain of its operations, including the consolidation of redundant operating and administrative facilities, owned by the Company prior to the PI Acquisition, into existing facilities and closing other nonperforming facilities. As a result of such program, the adoption of SFAS No. 121 and the write-down of certain intangible and other assets, the Company recorded an $11.2 million pretax charge in the fourth quarter of Fiscal Year 1996. During Fiscal Year 1997, the Company attained a majority of the program's objectives, including the closure or consolidation of all facilities designated in the plan except two distribution centers. One such remaining distribution center will be closed in Fiscal Year 1998 and the closure of the final distribution center is expected to occur during the fiscal year ending January 30, 1999. The Company's financial statements at January 27, 1996 included a liability in the amount of $5.5 million for costs related to such program, including approximately $0.5 million of employee severance benefits related to personnel reductions of approximately 300 employees, primarily warehouse and store personnel. During Fiscal Year 1997, the Company charged approximately $3.4 million of closure and consolidation costs against such liability, including approximately $0.1 million of employee severance benefits for 133 terminated employees.

         The Company has substantially completed its integration of PI's operations into the operations of the Company. The full realization of the potential benefits of the PI Acquisition, however, remains dependent upon a variety of factors, including retaining a significant portion of the Company's sales to former PI jobbers, maintaining significant reductions in cost of goods sold resulting from purchasing economies extended to the Company by suppliers, and achieving further reductions in selling, general and administrative expenses through the consolidation, closure or more efficient operation of certain operating and administrative facilities and functions. At the time of the PI Acquisition, the PI distribution network was comprised of 850 parts stores owned by PI associated jobbers and more than 125 company-owned stores. At January 25, 1997, in line with management's expectations, the Company had retained approximately 550 of such PI associated jobbers and 74 of such company-owned stores. Changeover activities associated with such jobbers and company-owned stores are substantially complete. There can be no assurance as to the extent to which the Company will be able to fully realize the potential benefits of the PI Acquisition or the timing of such realization. While certain of these benefits have been realized to date, failure to achieve a substantial portion of the remaining benefits within the time frame expected by the Company could materially and adversely affect the Company's future results of operations and financial position.

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

NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ( "FASB") issued Statement of Financial Accounting Standards No. 125, entitled "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"), in June 1996 and subsequently amended it by issuing Statement of Financial Accounting Standards No. 127, entitled "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS No. 127", and together with SFAS No. 125, "Amended SFAS 125" ). Amended SFAS 125 requires the Company to adopt a financial-components approach for transfers and servicing of financial assets and extinguishments of liabilities. Under such approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Amended SFAS 125 also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company will adopt Amended SFAS 125 for certain transactions occurring after December 31, 1997. The adoption of Amended SFAS 125 is not expected to have a significant effect upon the Company's consolidated financial statements.

         The FASB issued Statement of Financial Accounting Standards No. 128, entitled "Earnings per Share" ("SFAS

No. 128"), in February 1997. SFAS No. 128 requires standards to replace the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company is required to adopt the computation, presentation and disclosure requirements of SFAS No. 128 for the fiscal year ending January 31, 1998. The adoption of SFAS No. 128 is not expected to have a significant effect upon the Company's consolidated financial statements.

         The FASB also issued Statement of Financial Accounting Standards No. 129, entitled "Disclosure of Information about Capital Structure" ("SFAS No. 129"), in February 1997. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. The Company is required to adopt the disclosure requirements of SFAS No. 129 for the fiscal year ending January 31, 1998. The adoption of SFAS No. 129 is not expected to have a significant effect upon the Company's consolidated financial statements.

FORWARD LOOKING INFORMATION

         The statements contained in this Annual Report which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations", "Liquidity and Capital Resources" and "Pretax Charges; Business Initiatives" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those contemplated by such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in the Annual Report, including without limitation the portions of such statements under the captions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

OTHER MATTERS

         In February 1996, the Company sold its interest in the "Parts Plus" group of marks, which had been acquired by the Company in the PI Acquisition, to Association of Automotive Aftermarket Distributors ("AAAD") for cash consideration of $3.5 million. PI had previously licensed the same marks to AAAD for a small yearly license fee.

         On October 25, 1996, the Company completed the sale of seventeen Company-owned stores and one ISW located in Mississippi and Florida to associated jobbers for a gain of approximately $1.3 million.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference is made to the financial statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         For information regarding the directors and persons nominated to become directors of the Company, reference is made to the information presented in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 (the "1997 Proxy Statement:). For information regarding the executive officers of the Company, reference is made to the information set forth under the caption "Executive Officers of the Registrant" included in Part I of this Form 10-K. All of such information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         For information concerning the compensation paid by the Company during fiscal 1997 to its executive officers, reference is made to the information presented in the 1997 Proxy Statement. Such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         For information concerning the beneficial ownership of the common stock of the Company by its directors and officers and by certain other beneficial owners, reference is made to the information presented in the Company's 1997 Proxy Statement. Such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         For information regarding certain business relationships and related transactions involving the Company's officers and directors, reference is made to the information presented in the 1997 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) AND (d)   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

         The financial statements and financial statement schedules listed on the accompanying Index to Financial Statements (see page F-1) are filed as part of this Form 10-K.

(b) REPORTS ON FORM 8-K.

         None

(c) EXHIBITS.

                                                                                                 Location of
                                                                                                 Exhibit in
Exhibit                                                                                          Sequential
Number                                         Description of Documents                        Number System
------                                         ------------------------                        --------------
2.1.1              Asset Purchase Agreement, between Sieg Company and A.P.S., Inc., dated
                   August 27, 1994. (10)

2.1.2              Amendment One, dated September 26, 1994, to Asset Purchase Agreement, between Sieg Company and A.P.S., Inc. (10)

2.2                Purchase Agreement between A.P.S., Inc. and GKN Parts, dated December 5,
                   1995 (the "Purchase Agreement"). (Certain portions of the Purchase Agreement have been omitted and filed separately with the Securities and Exchange
                   Commission pursuant to Rule 24b-2 under the Securities Exchange Act of
                   1934.) (15)

3.1                Second Restated Certificate of Incorporation of APS Holding dated September
                   20, 1993. (6)

3.2                Amended By-Laws of APS Holding dated November 22, 1993. (7)

4.1.1              Form of Stock Certificate for  Class A Common Stock, par value $.01 per share, of APS Holding. (1)

4.1.2              Form of Stock Certificate for Class B Common Stock, par value $.01 per share, of APS Holding. (1)

4.2                Second Restated Certificate of Incorporation of APS Holding, dated September
                   20, 1993. (6)

4.3                Amended By-Laws of APS Holding dated November 22, 1993. (7)

4.4.1              Fund Stock Subscription Agreement, dated as of November 22, 1989, between
                   The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("Fund
                   IV") and APS Holding. (1)

4.4.2              Agreement, dated as of May 11, 1992, between Fund IV and APS Holding. (4)

4.5                Common Stock Purchase Agreement, dated as of November  22, 1989, between APS
                   Holding and each of certain institutional investors. (1)

4.6.1              Management Stock Subscription Agreement, dated as of November 22, 1989, between APS Holding and Richard J. Spelleri. (1)

4.6.2              Stock Subscription Agreement, dated as of June 6, 1990, between APS Holding and H. Jack Meany. (1)

4.6.3              Stock Subscription Agreement, dated as of June 1, 1990, between APS Holding and John J. Nevin. (1)

4.6.4              Stock Subscription Agreement, dated as of May 31, 1990, between APS Holding and Lawrence H. Hyde. (1)

4.6.5              Management Stock Subscription Agreements, between APS Holding and each of
                   Messrs. Mike Allen, David C. Barbeau, Marc and. Beasley, Doug Buscher,
                   Leland Charley, James E. Clarke, Earl Colvin, Ronald B. Diedring, Walt
                   Doman, Robert Greathouse, Tom Hartenbower, Richard A. Henricks, Dick Kelly,
                   E. Eugene Lauver, Bill Licklider, Montie C. Loney, Christopher McGinley, Jim
                   McWilliams, Ray Mohler, William H. Moore, Ed Morris, John D. Pearce, George
                   Poe, Michael L. Preston, Greg Rada, S. David Ramsey, Raymond J. Rarey, David
                   Robison, Elmer H.C. Romeis, Claude T. Salmon, Jr., Ralph Souza, Rogers
                   Stock, Tom Wacker, Randall B. Walker, Thomas H. Warner, Bob Werner, Paul
                   Whelton, and Jim Woodward. (2)

4.7.1              Registration and Participation Agreement, dated as of November 22, 1989 (the
                   "Registration and Participation Agreement"), among Fund IV, certain other
                   APS Holding stockholders, and APS Holding. (1)

4.7.2              Letter Agreement, dated as of June 26, 1992, between APS Holding and Fund
                   IV, amending the Registration and Participation Agreement. (1)

4.8                Capital Call Agreement, dated as of November 22, 1989, among Fund IV, APS
                   Holding, The Connecticut National Bank, First Trust National Association,
                   and First Bank National Association. (1)

4.9.1              APS Holding's 1990 Employee Stock Option Plan and form of Management Stock
                   Option Agreement. (1)

4.9.2              APS Holding's 1990 Employee Stock Option Plan as amended through Amendment
                   No. 1. (1)

4.9.3              Management Stock Option Agreements, dated as of November 14, 1990, between
                   APS Holding and each of the persons named on the schedule attached thereto.
                   (2)

4.10.1             APS Holding's 1993 Employee Stock Option Plan as amended and restated, effective July 19, 1993. (5)

4.10.2             Management Stock Option Agreement, dated as of December 16, 1992, between
                   APS Holding and Mark S. Hoffman. (5)

4.10.3             Management Stock Option Agreement, dated as of May 17, 1993, between APS
                   Holding and Douglas Beckstett. (5)

4.10.4             Stock Option Agreement, dated as of December 16, 1992, between APS Holding and Theodore Barry. (5)

4.10.5             Stock Option Agreement, dated as of May 17, 1993, between APS Holding and
                   Theodore Barry. (5)

4.10.6             Management Stock Subscription Agreement, dated as of September 23, 1993, between APS Holding and Vince Heiker. (7)

4.11               Management Stock Subscription Agreement, dated as of August 24, 1993, between APS Holding and Douglas Beckstett. (5)

4.12               Management Stock Subscription Agreement, dated as of August 24, 1993, between APS Holding and Mark S. Hoffman. (5)

4.13               Management Stock Subscription Agreement, dated as of August 24, 1993, between APS Holding and Steven H. Sattinger. (5)

4.14               Stock Subscription Agreement, dated as of August 24, 1993, between APS
                   Holding and Wiley N. Caldwell. (5)

4.15               Indenture, dated as of January 25, 1996, among A.P.S., Inc., as Issuer, APS
                   Holding Corporation and certain of its subsidiaries, as Guarantors, and The
                   Bank of New York, as Trustee. (14)

4.16               Registration Agreement, dated January 19, 1996, among A.P.S., Inc., Salomon
                   Brothers Inc and Chemical Securities Inc. (14)

4.17               Purchase Agreement, dated January 19, 1996, among A.P.S., Inc., APS Holding
                   Corporation, Salomon Brothers Inc and Chemical Securities Inc. (14)

10.1.1             Amended and Restated Credit Agreement, dated as of January 25, 1996, among
                   A.P.S., Inc., the several lenders from time to time parties thereto, and
                   Chemical Bank, as agent. (14)

10.1.2             Amended and Restated Guarantee, dated as of January 25, 1996, made by APS
                   Holding Corporation in favor of Chemical Bank, as agent. (14)

10.1.3             Amended and Restated Subsidiaries' Guarantee, dated as of January 25, 1996, made by certain of the subsidiaries of A.P.S. , Inc. in favor of Chemical
                   Bank, as agent. (14)

10.1.4             Supplement to the Amended and Restated Subsidiaries' Guarantee, dated as of
                   May 15, 1996, made by each of the Subsidiaries of A.P.S., Inc. in favor of
                   Chemical Bank, as agent.

10.1.5             Amended and Restated Security Agreement, dated as of January 25, 1996, made by A.P.S., Inc. in favor of Chemical Bank, as agent. (14)

10.1.6             Amended and Restated Trademark Security Agreement, dated as of January 25,
                   1996, made by A.P.S., Inc. in favor of Chemical Bank, as agent. (14)

10.1.7             Trademark Security Agreement, dated May 15, 1996, made by A.P.S. Management
                   Services, Inc. in favor of Chemical Bank, as agent.

10.1.8             Amended and Restated Security Agreement, dated as of January 25, 1996, made by certain of the subsidiaries of A.P.S., Inc. in favor of Chemical Bank, as agent.  (14)

10.1.9             Amended and Restated Security and Note Pledge Agreement, dated as of January
                   25, 1996, made by Autoparts Finance Company, Inc. in favor of Chemical Bank, as agent. (14)

10.1.10            Amended and Restated Pledge Agreement, dated as of January 25, 1996, made by
                   A.P.S., Inc. in favor of Chemical Bank, as agent. (14)

10.1.11            Amended and Restated Pledge Agreement, dated as of January 25, 1996, made by
                   APS Holding Corporation in favor of Chemical Bank, as agent. (14)

10.1.12            Amended and Restated Lockbox Agreement, dated as of January 25, 1995, among
                   Texas Commerce Bank National Association, Chemical Bank, as Agent, and
                   Autoparts Finance Company, Inc. (14)

10.1.13            Amended and Restated Lockbox Agreement, dated as of January 25, 1995, among
                   Texas Commerce Bank National Association, Chemical Bank, as Agent, and
                   A.P.S., Inc. (14)

10.1.14            Note Pledge Agreement, dated as of January 25, 1996, made by APS Holding in favor of Chemical Bank, as agent. (14)

10.1.15            Open-End Mortgage and Security Agreement, dated as of January 25, 1996, from
                   A.P.S., Inc., as mortgagor, to Chemical Bank (as agent), as mortgagee. (14)

10.1.16            Second Amendment to Mortgage in respect of real property located in Indiana, dated as of January 25, 1996, between A.P.S., Inc., as mortgagor, and
                   Chemical Bank (as agent), as mortgagee. (14)

10.1.17            Second Amendment to Deed of Trust in respect of real property located in
                   Missouri, dated as of January 25, 1996, between A.P.S., Inc., as grantor, and Chemical Bank (as agent), as beneficiary. (14)

10.1.18            Second Amendment to Deed of Trust in respect of real property located in
                   Virginia, dated as of January 25, 1996, between American Parts System Inc., as grantor, and Chemical Bank (as agent), as beneficiary. (14)

10.1.19            Second Amendment to Deed of Trust, Assignment of Rents and Leases, Security
                   Agreement and Financing Statement in respect of real property located in New
                   Mexico, dated as of January 25, 1996, between American Parts System, Inc., as trustor, and Chemical Bank (as agent), as beneficiary. (14)

10.1.20            Second Amendment to Deed of Trust in respect of real property located in
                   Colorado, dated as of January 25, 1996, between A.P.S., Inc., as grantor, and Chemical Bank (as agent), as beneficiary. (14)

10.1.21            First Amendment, dated as of April 23, 1996, to the Amended and Restated
                   Credit Agreement dated as of January 25, 1996, among A.P.S., Inc., the several lenders from time to time parties thereto, and Chemical Bank, as agent.  (16)
10.1.22
                   Second Amendment, dated as of August 28, 1996, to the Amended and Restated
                   Credit Agreement dated as of January 25, 1996, among A.P.S., Inc., the several lenders from time to time parties thereto, and The Chase Manhattan
                   Bank (formerly Chemical Bank), as agent.  (18)
10.1.23
                   Third Amendment, dated as of January 25, 1997, to the Amended and Restated
                   Credit Agreement dated as of January 25, 1996, among A.P.S., Inc., the several lenders from time to time parties thereto, and The Chase Manhattan
                   Bank (formerly Chemical Bank), as agent.

10.2.1             Fund Stock Subscription Agreement, dated as of November 22, 1989, between
                   Fund IV and APS Holding. (1)

10.2.2             Indemnification Agreement, dated as of November 22, 1989, among APS Holding,
                   APS Acquisition Corporation, A.P.S., Inc., Clayton & Dubilier, Inc. and Fund
                   IV. (1)

10.2.3             Agreement, dated as of May 11, 1992, between Fund IV and APS Holding. (4)

10.3.1             Registration and Participation Agreement. (1)

10.3.2             Letter Agreement, dated as of June 26, 1992, amending the Registration and
                   Participation Agreement (1).

10.4.1             Sales and Distribution Agreement, made as of October 6, 1989, by and between
                   Standard Motor Products Company, Inc. and APS for Tune-Up Products. (4)

10.4.2             Sales and Distribution Agreement, made as of October 6, 1989,  between
                   Standard Motor and APS for Temperature Control Products. (1)

10.4.3             Amendment to the Sales and Distribution Agreements between A.P.S., Inc. and
                   Standard Motor Products Company, Inc., for Tune-Up Products and Temperature
                   Control Products, dated October 26, 1989. (1)

10.4.4             Sales and Distribution Agreement, dated as of April 22, 1993, between APS and Standard Motor and APS, for Big and Service Line and Specialty Tool Line
                   Products. (1)

10.5.1             Agreement, executed April 14, 1993, between Big A Auto Parts, Inc., and
                   Teamsters Local Union No. 429 of Reading, Pennsylvania. (5)

10.5.2             Agreement, executed on March 17, 1993, between APS and Automotive Petroleum and Allied Industries Employees Union, Local 618 of St. Louis, Missouri. (5)

10.5.3             Agreement, Executed on March 6, 1992, between APS and Truck Drivers,
                   Chauffeurs and Helpers Local Union No. 384 of Pennsylvania. (5)

10.5.4             Agreement, entered into and effective as of July 1, 1993, between APS and
                   Teamsters Local Union No. 284 of the International Brotherhood of Teamsters.
                   (5)

10.6.1             APS Holding's 1990 Employee Stock Option Plan and form of Management Stock
                   Option Agreement. (1)

10.6.2             APS Holding's 1990 Employee Stock Option Plan as amended through Amendment
                   No. 1. (1)

10.6.3             Stock Subscription Agreements, between APS Holding and each of the persons named on the schedule attached thereto. (2)

10.7.1             APS Holding's 1993 Employee Stock Option Plan. (5)

10.7.2             Management Stock Option Agreement, dated as of December 16, 1992, between
                   APS Holding and Mark S. Hoffman. (5)

10.7.3             Management Stock Option Agreements, dated as of May 17, 1993, between APS
                   Holding and Douglas Beckstett. (5)

10.7.4             Stock Option Agreement, dated as of December 16, 1992, between APS Holding and Theodore Barry. (5)

10.7.5             Stock Option Agreement, dated as of May 17, 1993, between APS Holding and
                   Theodore Barry. (5)

10.7.6             Stock Option Agreement, dated as of September 23, 1993, between APS Holding and Vince Heiker. (7)

10.7.7             Stock Option Agreement, dated as of September 23, 1993, between APS Holding and Paul G. Hargett. (8)

10.8.1             Management Stock Subscription Agreement, dated as of August 24, 1993, between APS Holding and Kenneth Caracci. (5)

10.8.2             Management Stock Subscription Agreement, dated as of August 24, 1993, between APS Holding and Douglas Beckstett. (5)

10.8.3             Management Stock Subscription Agreement, dated as of August 24, 1993, between APS Holding and Mark S. Hoffman. (5)

10.8.4             Stock Subscription Agreement, dated as of August 24, 1993, between APS
                   Holding and Wiley N. Caldwell. (5)

10.9               A.P.S., Inc., Executive 401(k) Deferral Plan.  (17)

10.10.1            Confirmation for U.S. Dollar Rate Swap Transaction, dated June 6, 1995, among Nations Bank of Texas, N.A. and A.P.S., Inc. (12)

10.10.2            Confirmation of Conditions of Swap Transaction, dated June 6, 1995, among
                   Chemical Bank and A.P.S. (12)

10.10.3            Confirmation for U.S. Dollar Rate Swap Transaction, dated July 7, 1995, among Bank of America National Trust and Savings Association and A.P.S.,
                   Inc. (13)

10.11              Purchase Agreement between A.P.S., Inc. and GKN Parts Industries
                   Corporation, dated December 5, 1995 (See item 2.2). (15)

10.12              Agreement of Sale By and Between The Parts Source, Inc. and A.P.S., Inc.,
                   dated as of October 22, 1996. (18)

10.13              Agreement of Sale By and Between Rankin Automotive Group, Inc., and Parts,
                   Inc., dated as of September 12, 1996.  (18)

11.1               Statement re Computation of Income (Loss) per Share

12                 Statement re Computation of Earnings to Fixed Charges

21                 List of Subsidiaries of APS Holding

23.1               Consent of Independent Accountants

27                 Financial Data Schedule

--------------

(1) Incorporated by reference to the Exhibits filed with APS Holding's Registration Statement on Form S-1 (Registration No. 33-36102).

(2) Incorporated by reference to the Exhibits filed with APS Holding's Annual Report on Form 10-K for the year ended January 26, 1991.

(3)  Not used.

(4) Incorporated by reference to the Exhibits filed with APS Holding's Annual Report on Form 10-K for year ended January 25, 1992.

(5) Incorporated by reference to the Exhibits filed with APS Holding's Registration Statement on Form S-1 (Registration No. 33-66412).

(6) Incorporated by reference to the Exhibits filed with APS Holding's Form 10-Q for the Quarter ended October 25, 1993.

(7) Incorporated by reference to the Exhibits filed with APS Holding's Annual Report on Form 10-K for year ended January 29, 1994.

(8) Incorporated by reference to the Exhibits filed with APS Holding's Form 10-Q for the Quarter ended April 25, 1994.

(9)  Not used.

(10) Incorporated by reference to the Exhibits filed with APS Holding's Form 8-K, as amended, dated September 26, 1994.

(11) Not used.

(12) Incorporated by reference to the Exhibits filed with APS Holding's Form 10-Q for the Quarter ended April 25, 1995.

(13) Incorporated by reference to the Exhibits filed with APS Holding's Form 10-Q for the Quarter ended July 25, 1995.

(14) Incorporated by reference to the Exhibits filed with APS Holding's Form 8-K dated January 25,1996.

(15) Incorporated by reference to the Exhibits filed with APS Holding's Form 8-K/A dated January 25, 1996.

(16) Incorporated by reference to the Exhibits filed with APS Holding's Form 10-Q for the Quarter ended April 25, 1996.

(17) Incorporated by reference to the Exhibits filed with APS Holding Corporation's Registration Statement on Form S-8, Registration No. 333-10217.

(18) Incorporated by reference to the Exhibits filed with APS Holding's Form 10-Q for the Quarter ended October 25, 1996.

                         INDEX TO FINANCIAL STATEMENTS
                    APS HOLDING CORPORATION AND SUBSIDIARIES



Report of Independent Accountants ...........................................   F-2

Consolidated Balance Sheets at January 25, 1997 and January 27, 1996 ........   F-3

Consolidated Statements of Operations for the years ended January 25, 1997,
   January 27, 1996 and January 28, 1995 ....................................   F-4

Consolidated Statement of Changes in Common Stockholders' Equity for the years
   ended January 25, 1997, January 27, 1996 and January 28, 1995 ............   F-5

Consolidated Statements of Cash Flows for the years ended January 25, 1997,
   January 27, 1996 and January 28, 1995 ....................................   F-6

Notes to Consolidated Financial Statements ..................................   F-7

Schedule I - Condensed Financial Information of APS Holding Corporation as of
   January 25, 1997 and January 27, 1996 and for the years ended January 25,
   1997,  January 27, 1996 and January 28, 1995 .............................   F-26

Schedule II - Valuation and Qualifying Accounts for the years ended
   January 25, 1997, January 27, 1996 and January 28, 1995 ..................   F-27

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
APS Holding Corporation:

     We have audited the consolidated financial statements and financial statement schedules of APS Holding Corporation and Subsidiaries listed on the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of APS Holding Corporation and Subsidiaries as of January 25, 1997 and January 27, 1996, and the consolidated results of their operations and their cash flows for the years ended January 25, 1997, January 27, 1996 and January 28, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in Note 1 to the consolidated financial statements, during the year ended January 27, 1996, the Company changed its methods of accounting for impairment of long-lived assets and impairment of notes receivable.

     The selected quarterly financial data in Note 12 contains information that we did not audit, and, accordingly, we do not express an opinion on that data. For reasons described in Note 12, we were unable to review the quarterly data for the year ended January 25, 1997 in accordance with standards established by the American Institute of Certified Public Accountants.



                                                    COOPERS & LYBRAND L.L.P.

Houston, Texas
March 27, 1997

                            APS HOLDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 -------------

                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        JANUARY 25,    JANUARY 27,
                                                                           1997          1996
                                                                        -----------    -----------
                                    ASSETS
Current assets:
   Cash and cash equivalents ........................................   $   13,370    $    7,886
   Accounts and notes receivable, less allowance of
      $11,164 and $5,048 ............................................      103,168       120,848
  Inventories .......................................................      294,816       295,379
  Deferred tax asset ................................................       19,789        13,390
  Prepaid expenses and other current assets .........................       35,543        30,817
                                                                        ----------    ----------

            Total current assets ....................................      466,686       468,320

Property and equipment, net .........................................       44,483        40,777
Notes receivable, less current portion ..............................       21,615        26,235
Intangible assets, net ..............................................       47,073        50,627
Investment in available-for-sale securities .........................        3,977          --
Deferred tax asset ..................................................         --             681
Deferred costs and other assets .....................................       14,371        13,519
                                                                        ----------    ----------

                                                                        $  598,205    $  600,159
                                                                        ==========    ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Book overdrafts ...................................................   $    6,306    $    8,314
  Current maturities of long-term debt ..............................       15,471        13,453
  Accounts payable ..................................................      106,927       103,214
  Accrued liabilities ...............................................       44,359        40,655
                                                                        ----------    ----------

           Total current liabilities ................................      173,063       165,636

Long-term debt, less current maturities .............................      305,941       302,512
Deferred tax liability ..............................................        1,339          --
Deferred income and other liabilities ...............................        3,293         7,981
                                                                        ----------    ----------

           Total liabilities ........................................      483,636       476,129
                                                                        ----------    ----------

Commitments and contingencies (Note 5) ..............................         --            --

8% cumulative redeemable preferred stock, liquidation preference
       $2.00 per share, authorized 10,000,000 shares; no shares
       issued .......................................................         --            --

Stockholders' equity:
  Class A common stock, par value $.01, authorized 20,000,000 shares;
       issued 13,769,838 shares and 13,733,478 shares ...............          137           137
  Class B common stock, par value $.01, authorized 20,000,000 shares;
       no shares issued .............................................         --            --
  Additional paid-in capital ........................................      155,363       154,889
  Accumulated deficit ...............................................      (41,712)      (30,876)
  Treasury stock, 5,517 shares at cost ..............................         (120)         (120)
  Unrealized gain on available-for-sale securities ..................          901          --
                                                                        ----------    ----------

                                 Total stockholders' equity .........      114,569       124,030
                                                                        ----------    ----------

                                                                        $  598,205    $  600,159
                                                                        ==========    ==========

               The accompanying notes are an integral part of the
                      consolidated financial statements.

                            APS HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 --------------

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                         JANUARY 25,   JANUARY 27,   JANUARY 28,
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
Net sales ............................................   $  858,739    $  603,737    $  523,508
Cost of goods sold ...................................      583,146       397,164       344,845
                                                         ----------    ----------    ----------

     Gross profit ....................................      275,593       206,573       178,663

Selling, general and administrative expenses .........      271,754       171,210       145,722
Asset impairment and restructuring charge ............         --          11,224          --
                                                         ----------    ----------    ----------

     Operating income ................................        3,839        24,139        32,941

Interest income ......................................        5,609         5,265         3,896
Other income .........................................        1,765         1,535         1,535
                                                         ----------    ----------    ----------

     Income before interest expense, income taxes
       and extraordinary item ........................       11,213        30,939        38,372

Interest expense .....................................       27,296        16,256        10,500
                                                         ----------    ----------    ----------

     Income (loss) before income taxes and
       extraordinary item ............................      (16,083)       14,683        27,872

Provision (benefit) for income taxes .................       (5,247)        5,447        (4,495)
                                                         ----------    ----------    ----------

     Income (loss) before extraordinary item .........      (10,836)        9,236        32,367

Extraordinary item - charges resulting from
  extinguishment of debt, net of income taxes (Note 4)         --          (2,468)         --
                                                         ----------    ----------    ----------
Net income (loss) ....................................   $  (10,836)   $    6,768    $   32,367
                                                         ==========    ==========    ==========

Income (loss) per common share:
     Before extraordinary item .......................   $    (0.79)   $     0.67    $     2.36
     Extraordinary item ..............................         --            (.18)         --
                                                         ----------    ----------    ----------

                                                         $    (0.79)   $     0.49    $     2.36
                                                         ==========    ==========    ==========

Weighted average common shares outstanding ...........       13,741        13,901        13,721
                                                         ==========    ==========    ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            APS HOLDING CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 --------------

                                 (IN THOUSANDS)


                                             CLASS A
                                          COMMON STOCK          ADDITIONAL                                              TOTAL
                                    ------------------------     PAID-IN    ACCUMULATED    TREASURY     UNREALIZED   STOCKHOLDERS'
                                      SHARES        AMOUNT       CAPITAL      DEFICIT       STOCK         GAIN          EQUITY
                                    ----------    ----------   ----------   ----------    ----------    ----------   ----------
Balance at January 29, 1994 .....       13,404    $      134   $  146,638   $  (70,011)   $     --      $     --     $   76,761

Issuance of common stock ........          324             3        8,207         --            --            --          8,210

Acquisition of treasury stock ...           (6)         --           --           --            (120)         --           (120)

Net income for the year .........         --            --           --         32,367          --            --         32,367
                                    ----------    ----------   ----------   ----------    ----------    ----------   ----------

Balance at January 28, 1995 .....       13,722           137      154,845      (37,644)         (120)         --        117,218

Issuance of common stock ........            6          --             44         --            --            --             44

Net income for the year .........         --            --           --          6,768          --            --          6,768
                                    ----------    ----------   ----------   ----------    ----------    ----------   ----------

Balance at January 27, 1996 .....       13,728           137      154,889      (30,876)         (120)         --        124,030

Issuance of common stock ........           36          --            174         --            --            --            174

Tax benefit associated with
  stock options .................         --            --            300         --            --            --            300

Unrealized gain on available-for-
  sale securities ...............         --            --           --           --            --             901          901

Net loss for the year ...........         --            --           --        (10,836)         --            --        (10,836)
                                    ----------    ----------   ----------   ----------    ----------    ----------   ----------

Balance at January 25, 1997 .....       13,764    $      137   $  155,363   $  (41,712)   $     (120)   $      901   $  114,569
                                    ==========    ==========   ==========   ==========    ==========    ==========   ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            APS HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 --------------

                                 (IN THOUSANDS)


                                                                         YEAR ENDED   YEAR ENDED     YEAR ENDED
                                                                         JANUARY 25,  JANUARY 27,    JANUARY 28,
                                                                            1997         1996           1995
                                                                         ----------    ----------    ----------
Cash flows from operating activities:

     Net income (loss) ...............................................   $  (10,836)   $    6,768    $   32,367

     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

         Extraordinary item ..........................................         --           2,468          --

         Asset impairment and restructuring charge ...................         --          11,224          --

         Depreciation and amortization ...............................       12,094         7,794         6,691

         Amortization of debt discount and debt issue costs ..........          784           955           794

         Gain on sale of stores ......................................       (1,343)         --            --

         Provision for bad debts .....................................        9,472         3,786         2,766

         Income from supply agreement ................................         (423)       (1,535)       (1,535)

         Deferred income taxes .......................................       (4,955)        2,503        (6,009)

         Tax benefit associated with stock options ...................          300          --            --

         Change in operating assets and liabilities:

            Accounts receivable ......................................        8,036       (22,697)      (15,676)

            Inventories ..............................................        7,098       (42,283)      (48,966)

            Prepaid expenses and other current assets ................       (4,652)       (6,343)       (7,919)

            Accounts payable .........................................        3,713           449        31,731

            Accrued liabilities ......................................          152        (2,368)        5,638

            Other assets and liabilities .............................       (5,117)       (2,615)          639
                                                                         ----------    ----------    ----------
              Net cash provided by (used in) operating activities ....       14,323       (41,894)          521
                                                                         ----------    ----------    ----------

Cash flows from investing activities:

     Investment in notes receivable ..................................      (11,572)       (9,314)      (12,664)

     Proceeds from repayment of notes receivable .....................       15,554         7,841         5,355

     Investment in available-for-sale securities .....................       (2,500)         --            --

     Business acquisitions, net of cash acquired .....................       (7,928)      (87,834)      (35,574)

     Proceeds from disposition of assets .............................        4,843          --            --

     Capital expenditures ............................................      (10,849)       (8,422)       (6,530)
                                                                         ----------    ----------    ----------
         Net cash used in investing activities .......................      (12,452)      (97,729)      (49,413)
                                                                         ----------    ----------    ----------

Cash flows from financing activities:

     Change in book overdrafts .......................................       (2,008)        8,314          --

     Proceeds from issuance of common stock ..........................          174            44          --

     Proceeds from term loans ........................................         --          65,000          --

     Net borrowings under revolving credit facility ..................       18,900       148,400        53,400

     Proceeds from senior subordinated notes .........................         --         100,000          --

     Retirement of long-term debt ....................................      (13,453)     (167,968)       (4,591)

     Debt issuance costs .............................................         --          (6,296)         (555)
                                                                         ----------    ----------    ----------
         Net cash provided by financing activities ...................        3,613       147,494        48,254
                                                                         ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents .................        5,484         7,871          (638)

Cash and cash equivalents at beginning of period .....................        7,886            15           653
                                                                         ----------    ----------    ----------
Cash and cash equivalents at end of period ...........................   $   13,370    $    7,886    $       15
                                                                         ==========    ==========    ==========
Supplemental disclosures:

     Cash paid for interest ..........................................   $   25,070    $   17,060    $    9,197
                                                                         ==========    ==========    ==========
     Cash paid for income taxes ......................................   $    2,289    $    5,223    $      861
                                                                         ==========    ==========    ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            APS HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              --------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     GENERAL - APS Holding Corporation ("APS Holding") and its subsidiaries (collectively referred to as the "Company") is a leading warehouse distributor of automotive replacement parts in the United States supplying over 1,800 parts stores owned by independent operators and approximately 300 company-owned stores from a network of 28 distribution centers at January 25, 1997. In addition, the Company operates over 270 mini-warehouses or Installers' Service Warehouses ("ISW") which directly serve the needs of the professional installer.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of APS Holding and its wholly-owned and majority-owned subsidiaries except for those where control is expected to be temporary. All significant intercompany balances have been eliminated.

     FISCAL YEAR - The Company has adopted a fiscal year which ends on the last Saturday in January.

     CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     CUSTOMER NOTES RECEIVABLE -The Company adopted Statement of Financial Accounting Standards No.'s 114 and 118, "Accounting By Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (hereinafter collectively referred to as "SFAS No. 114") in the first quarter of the fiscal year ended January 27, 1996 ("fiscal 1996"). Under SFAS No. 114, certain impaired loans are required to be measured based either on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Because the Company's customer notes receivable are generally collateral dependent, the Company generally assesses the value of such impaired notes receivable based upon the fair value of each note's underlying collateral. As a result, the adoption of SFAS No. 114 did not result in any adjustment to the Company's financial statements.

     The adequacy of the allowance for losses on customer notes receivable is periodically evaluated in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance includes a review of each note's credit history, the estimated value of collateral and other circumstances that may affect the customer's ability to repay principal and interest. A customer's note receivable is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the scheduled payments and other contractual terms of the note. Impairment losses are included in the provision for bad debts.

     Interest payments on impaired customer notes receivable are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest income is recognized on the cash basis.

     Customer notes receivable are generally classified as nonaccrual if they are past due for 90 days or more, unless such notes are well-collateralized and/or in the process of collection. Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance for a minimum of three months.

                            APS HOLDING CORPORATION

                              --------------------

The following table summarizes impaired loan information (in thousands):

                                                                JANUARY 25,    JANUARY 27,
                                                                   1997           1996
                                                               ------------   ------------
Impaired customer notes receivable with no loss reserves ...   $      6,029   $        432
Impaired customer notes receivable with loss reserves ......           --             --
                                                               ------------   ------------
Total impaired customer notes receivable ...................   $      6,029   $        432
                                                               ============   ============


                                                               YEAR ENDED       YEAR ENDED
                                                               JANUARY 25,      JANUARY 27,
                                                                  1997             1996
                                                               ----------       ----------
Average investment in impaired customer notes receivable ...   $    5,975       $    2,179
Interest income recognized on impaired loans ...............          523              141
Cash basis interest income recognized on impaired loans ....          184               80

An analysis of the allowance for credit losses follows (in thousands):

                                                                   YEAR  ENDED   YEAR ENDED
                                                                   JANUARY 25,   JANUARY 27,
                                                                      1997          1996
                                                                   -----------   -----------
Balance at beginning of period ...............................   $        350   $        500
Provisions charged to operating expense ......................             25            350
Loans charged off, net of recoveries .........................           --             (500)
                                                                 ------------   ------------
Balance at end of period .....................................   $        375   $        350
                                                                 ============   ============

     INVENTORIES - Inventories, which consist of finished goods, are carried at the lower of cost (FIFO) or market. Reserves are maintained for anticipated customer returns and allowances.

     The cost of inventory at Company-owned stores includes overhead costs incurred by the Company's distribution centers to prepare and ship inventory to such stores. During the year ended January 25, 1997, the Company refined its estimate of the rate used to capitalize overhead costs in store inventory. Such change in estimate resulted in an increase in capitalized overhead in Company-owned store inventory of approximately $1.7 million at January 25, 1997.

     VENDOR INCENTIVES - The Company receives from certain of its suppliers volume rebates in connection with its inventory purchases as well as discounts relating to the initial inventory purchased for a new ISW unit. These rebates and discounts are treated as a component of inventory cost and are recorded to cost of goods sold over an aggregate inventory turn.

     In addition, the Company receives from certain of its suppliers discounts and allowances designated for advertising, promotional and discounting activities as well as one-time changeover incentives for changing suppliers on certain product categories. Such discounts and allowances are recorded to cost of goods sold when earned. Product changeover incentives are recorded to selling, general and administrative expenses to offset direct and indirect costs incurred to carry out the product changeover. Selling, general and administrative expenses for the year ended January 25, 1997 have been reduced by the recognition of one-time supplier changeover and acquisition incentives in the amount of approximately $12.1 million. Such incentives were provided in connection with the acquisition and integration of Parts, Inc. into the Company. See Note 2.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost or, in the case of real property under capital leases, at cost or the present value of future minimum lease payments. Expenditures for major renewals and betterments,

                            APS HOLDING CORPORATION

                              --------------------

which extend the original estimated economic useful lives of the applicable assets, are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is reflected in operations currently.

     Upon the decision to close facilities, the Company records a provision to write down the fixed assets at such facilities to be closed to their net realizable value. Furthermore, a provision is established at that time to reserve for estimated future lease costs and related obligations.

     Depreciation and amortization, including amortization of real property leased under capital leases, are computed on a straight-line basis over the estimated useful lives of the assets or the remaining terms of the leases. Depreciation and amortization expense for property and equipment totalled $6.4 million, $4.6 million and $3.7 million for fiscal years ended January 25, 1997, January 27, 1996 and January 28, 1995, respectively. A summary of the cost of property and equipment and the estimated useful lives for financial reporting purposes is as follows (in thousands):

                                           JANUARY 25,     JANUARY 27,
                                              1997            1996        ESTIMATED LIVES
                                          ------------    ------------    ---------------
Land ..................................   $      4,034    $      4,681
Buildings and improvements ............         12,603          12,502        30 years
Furniture and fixtures ................         16,003          16,138        10 years
Leasehold improvements ................          7,964           7,616      2-25 years
Machinery and equipment ...............         24,013          18,929      5-15 years
Real property under capital lease .....          1,044           1,355      2-10 years
Construction in progress ..............          2,771              19
                                          ------------    ------------
                                                68,432          61,240
Accumulated depreciation and
  amortization:
    Property and equipment ............        (23,086)        (19,413)
    Capital leases ....................           (863)         (1,050)
                                          ------------    ------------

                                          $     44,483    $     40,777
                                          ============    ============

     INTANGIBLE ASSETS - Intangible assets consisted of the following (in thousands):

                                            JANUARY 25,    JANUARY 27,
                                                1997          1996          ESTIMATED LIVES
                                           ------------    ------------     ---------------
Excess of purchase price over fair value
  of net assets acquired ...............   $     34,192    $     32,274      5-40 years
Associate jobber network ...............         18,600          18,600        30 years
Leasehold equity .......................          4,106          10,204      2-23 years
Other intangible assets ................            113           3,613         9 years
                                           ------------    ------------
                                                 57,011          64,691
Accumulated amortization ...............         (9,938)        (14,064)
                                           ------------    ------------
                                           $     47,073    $     50,627
                                           ============    ============

     Intangible assets are amortized on a straight-line basis over the estimated life. Amortization expense for intangible assets totalled $2.7 million, $2.2 million and $2.0 million for fiscal years ended January 25, 1997, January 27, 1996 and January 28, 1995, respectively. Included in other intangible assets at January 27, 1996 is $3.5 million attributed to certain

                            APS HOLDING CORPORATION

                              --------------------

trademarks acquired in the acquisition of Parts, Inc. In February 1996, the Company sold its interest in such trademarks for $3.5 million.

     Prior to the fourth quarter of fiscal 1996, intangible assets were assessed for impairment based on estimated undiscounted future operating income. In the fourth quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, entitled "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("SFAS No. 121"), which requires evaluation of impairment based on undiscounted future cash flows. If such cash flows are not expected to recover the unamortized cost, the intangible assets are written down to fair value. The Company charged off $1.6 million of excess purchase price over fair value of net assets and $0.6 million of property and equipment upon the adoption of SFAS No. 121 in fiscal 1996.

     INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES - Securities to be held for indefinite periods of time, including securities that may be sold in response to changes in interest rates or other similar factors, are classified as available-for-sale and are carried at fair value. Fair values of securities are estimated based on available market quotations. Unrealized holding gains and losses, net of taxes, on available-for-sale securities are reported as a separate component of shareholders' equity until realized. Realized gains and losses upon the sale of available-for-sale securities are determined using the specific identification method.

     The Company reviews its financial position, liquidity and future plans in evaluating the criteria for classifying investment securities. Securities are classified among categories at the time the securities are purchased. Declines in the fair value of individual available for sale securities below their cost that are other than temporary would result in write-down of the individual securities to their fair value. The Company did not have any unrealized losses at January 25, 1997.

     CAPITALIZED SOFTWARE DEVELOPMENT COSTS - The Company capitalizes costs to develop software for internal use once conceptual formulation, design and testing on each software project have been successfully completed. Such costs capitalized generally include professional services rendered by third parties, internal payroll and payroll-related costs for time spent directly on the project, and interest costs incurred while developing internal-use software. Software costs capitalized for the year ended January 25, 1997 were $3.6 million, $0.8 million of which were recorded as deferred costs and $2.8 million of which were recorded as fixed assets - construction in progress in the accompanying consolidated balance sheet. Upon completion of each software project, the Company plans to amortize each project's capitalized cost for up to seven years.

     DEBT ISSUE COSTS - Debt issue costs relating to the Company's long-term debt are included in deferred costs and other assets and are amortized to interest expense over the scheduled maturity of the debt utilizing the interest method. Unamortized debt issue costs relating to long-term debt retired prior to its scheduled maturity are charged off as an extraordinary item. During the fiscal year ended January 27, 1996, $2.5 million, net of income taxes, was so charged off.

     BOOK OVERDRAFTS - Certain of the Company's cash balances reflect credit balances to the extent that checks written have not yet been presented to banks for payment. Such balances are classified as "Book overdrafts" in the Company's consolidated balance sheet.

     INCOME TAXES - The Company utilizes the liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences in future years of differences in the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred income tax assets to an amount that is more likely than not expected to be realized.

                            APS HOLDING CORPORATION

                              --------------------

     REVENUE RECOGNITION - The Company records sales when its products are shipped. A reserve is maintained for anticipated returns and allowances, based primarily on historical experience and current estimates.

     INTEREST RATE SWAPS - The Company uses interest rate swap agreements to hedge interest costs and risks associated with variable interest rates. Such agreements were not entered into for trading purposes and involve the exchange of fixed and floating rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense.

     INCOME (LOSS) PER SHARE - Income (loss) per share is based on the weighted average number of shares of common stock outstanding during each period after the consideration of the dilutive effect of stock options.

     MANAGEMENT'S ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

     RECLASSIFICATIONS - Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. The reclassifications did not affect net income (loss), stockholders' equity or cash flows for any period.

     NEW ACCOUNTING STANDARDS -The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, entitled "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"), in June 1996 and subsequently amended it by issuing Statement of Financial Accounting Standards No. 127, entitled "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS No. 127", and together with SFAS No. 125, "Amended SFAS 125". Amended SFAS 125 requires the Company to adopt a financial-components approach for transfers and servicing of financial assets and extinguishments of liabilities. Under such approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Amended SFAS 125 also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company will adopt Amended SFAS 125 for certain transactions occurring after December 31, 1997. The adoption of Amended SFAS 125 is not expected to have a significant effect upon the Company's Consolidated Financial Statements.

     The FASB issued Statement of Financial Accounting Standards No. 128, entitled "Earnings per Share" ("SFAS No. 128"), in February 1997. SFAS No. 128 requires standards to replace the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company is required to adopt the computation, presentation and disclosure requirements of SFAS No. 128 for the fiscal year ending January 31, 1998. The adoption of SFAS No. 128 is not expected to have a significant effect upon the Company's Consolidated Financial Statements.

     The FASB also issued Statement of Financial Accounting Standards No. 129, entitled "Disclosure of Information about Capital Structure" ("SFAS No. 129"), in February 1997. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. The Company is required to adopt the disclosure requirements of SFAS No. 129 for the fiscal year ending January 31, 1998. The adoption of SFAS No. 129 is not expected to have a significant effect upon the Company's Consolidated Financial Statements.

                            APS HOLDING CORPORATION

                              --------------------

2. COST TO EXIT ACTIVITIES:

     On January 25, 1996, the Company acquired all of the outstanding stock of Parts, Inc. ("PI") from GKN Parts Industries Corporation ("GKN") for a purchase price, as adjusted, of $74.9 million (the "PI Acquisition"). The PI Acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to PI's assets and liabilities based on the estimated fair value as of the date of acquisition. Such liabilities included $9.2 million of costs to exit PI facilities. The excess purchase price over the estimated fair value of identifiable net assets acquired was approximately $18.2 million and is being amortized using the straight-line method over 30 years. PI's results of operations for the two days between the consummation of the PI Acquisition and the Company's fiscal year end were immaterial to the Company's results of operations for the fiscal year ended January 27, 1996.

     Following the PI Acquisition, the Company implemented a comprehensive plan for integrating PI's operations and administrative functions with those of the Company. Such plan entailed the closure of certain PI distribution centers and stores and consolidation of these operations into the Company's remaining facilities, as well as the consolidation of certain administrative functions. The Company's financial statements at January 27, 1996 included a liability and reserves of $9.2 million for costs related to such plan. Such costs included estimates of approximately $4.3 million to close facilities (including $2.6 million of employee termination and relocation benefits), approximately $3.3 million for future lease and related obligations and approximately $1.6 million for asset write-offs. During the year ended January 25, 1997, the Company charged approximately $6.4 million against such liability and reserves, including approximately $2.4 million of employee termination and relocation costs.

     In connection with the PI Acquisition, the Company also embarked upon a program during the fourth quarter of the fiscal year ended January 27, 1996 to review and rationalize its facilities. Such program included consolidation of redundant operating and administrative facilities, owned by the Company prior to the PI Acquisition, into existing facilities and closing other nonperforming facilities. The Company has attained a majority of the program's objectives during the year ended January 25, 1997 and expects final completion of the program during the fiscal year ending January 30, 1999. The Company's financial statements at January 27, 1996 included a liability in the amount of $5.5 million for costs related to such program, including approximately $0.5 million of employee severance benefits related to personnel reductions of approximately 300 employees, primarily warehouse and store personnel. During the year ended January 25, 1997, the Company charged approximately $3.4 million of closure and consolidation costs against such liability, including approximately
$0.1 million of employee severance benefits for 133 terminated employees.

                            APS HOLDING CORPORATION

                              --------------------

3.  ACCRUED LIABILITIES:

     Accrued liabilities consisted of the following (in thousands):

                                                   JANUARY 25,    JANUARY 27,
                                                      1997           1996
                                                  ------------   ------------
Payroll, benefits and related items ...........   $     12,087   $     12,204
Facility closure reserves .....................          7,970          7,655
Insurance reserves ............................          4,763          5,785
Interest ......................................          1,748            323
Customer return reserves ......................          3,413          2,986
Customer rebates and discount .................          3,823          2,787
Advertising and sales promotion ...............          1,418            736
Other .........................................          9,137          8,179
                                                  ------------   ------------
                                                  $     44,359   $     40,655
                                                  ============   ============


4.  DEBT:

Components of Long-term Debt

     Long-term debt consisted of the following (in thousands):

                                                              JANUARY 25,     JANUARY 27,
                                                                  1997             1996
                                                              -----------     -----------
 New Credit Agreement:
  Term Loans, payable in installments through 1999 .......   $     52,000    $     65,000
  Revolving Credit Facility, payable in 2000 .............        167,300         148,400
11.875% Senior Subordinated Notes due 2006 ...............        100,000         100,000
Note payable, related party (Note 11) ....................            992           1,023
Other ....................................................          1,120           1,542
                                                             ------------    ------------
                                                                  321,412         315,965
Less current maturities ..................................        (15,471)        (13,453)
                                                             ------------    ------------
                                                             $    305,941    $    302,512
                                                             ============    ============

New Credit Agreement

     Concurrently with the PI Acquisition, APS entered into an amended and restated senior bank credit agreement (the "New Credit Agreement") with a syndicate of bank lenders, led by The Chase Manhattan Bank, formerly known as Chemical Bank (the "1996 Refinancing"). The New Credit Agreement replaced the credit facilities previously made available to the Company under the credit agreement entered into by the Company in September 1993 (as amended, the "Previous Credit Agreement"). Pursuant to the New Credit Agreement, the $165.0 million revolving credit facility existing under the Previous Credit Agreement was increased to $235.0 million, with a final maturity date of December 31, 2000, and the $75.0 million term loan facilities existing under the Previous Credit Agreement were consolidated into one term loan facility of $65.0 million with a final maturity date of December 31, 1999. Undrawn amounts under the revolving credit facility, net of the aggregate face amount of letters of credit outstanding under the New Credit Agreement, may be used for working capital and other business needs, subject to compliance with a borrowing base requirement and other customary borrowing conditions. Borrowing availability under the New Credit Agreement at January 25, 1997 after taking into account borrowing

                            APS HOLDING CORPORATION

                              --------------------

base restrictions and outstanding letters of credit was $32.2 million. The Company has letters of credit of approximately $8.4 million outstanding under the New Credit Agreement in connection with insurance arrangements and in connection with the guarantee of equipment leases and loan obligations for certain of the Company's associated jobbers. The obligations under the New Credit Agreement are collateralized by pledges of and security interests in substantially all the Company's owned real property and personal property, including the capital stock of A.P.S., Inc. and its wholly-owned subsidiaries. The New Credit Agreement contains customary covenants which require, among other things, that the Company (1) restrict the payment of dividends, (2) restrict the incurrence of indebtedness, and (3) maintain minimum levels of net worth and comply with certain financial ratios, as defined therein. Certain provisions of the New Credit Agreement prohibit the subsidiaries of APS Holding from making or paying any loans, advances or cash dividends to APS Holding, other than to allow it to pay certain expenses, taxes and other limited amounts in respect of the operation of its business. Substantially all of the Company's net assets are restricted under such provisions. Effective as of January 25, 1997, the Net Worth covenant requirement of the New Credit Agreement was amended to lower the minimum required Net Worth amount from $115.0 million to $109.8 million.

     The Company has the option to borrow under the New Credit Agreement at an alternate base rate plus 0.00%-0.75% or at a Eurodollar rate plus 1.00%-1.50% (subject in each case to adjustment based on the Company attaining certain financial ratios). The Company's weighted average interest rate for the Company's combined borrowings under its credit agreements was 7.23% at January 25, 1997 and 7.08% at January 27, 1996. There is a commitment fee on the unused portion of the revolving credit facility ranging from 0.375% to 0.5% depending on certain of the Company's financial ratios. As a result of the 1996 Refinancing, the Company recorded an extraordinary charge of $2.5 million, consisting of the write-off of unamortized debt issue costs of $3.9 million, net of an income tax benefit of $1.4 million.

Senior Subordinated Notes

     The PI Acquisition was financed through the private placement of $100.0 million principal amount of the Company's senior subordinated notes (the "Notes"). The net proceeds from the sale of the Notes were used to pay the approximately $79.7 million cash payment at closing for the PI Acquisition, to pay related fees and expenses and to repay a portion of the borrowings under the Previous Credit Agreement. The Notes mature on January 15, 2006 and currently bear interest at a rate of 11.875%, payable semiannually on January 15 and July 15 of each year. During the year ended January 25, 1997, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC"), pursuant to which it made and completed an offer to exchange registered Notes for all of the initially issued Notes.

Guarantee of Long-term Debt

     APS Holding and all of the current wholly-owned subsidiaries of A.P.S., Inc. (the "Subsidiaries") have jointly and severally guaranteed the payment of A.P.S., Inc.'s obligations under the Notes and the New Credit Agreement. Separate financial statements of A.P.S., Inc. and the Subsidiaries are not presented herein because the Subsidiaries have jointly and severally guaranteed payment of A.P.S., Inc.'s obligations under the Notes and because the aggregate assets, liabilities, net income and equity of A.P.S., Inc. and the Subsidiaries are substantially equivalent to the assets, liabilities, net income and equity of APS Holding on a consolidated basis.

                            APS HOLDING CORPORATION

                              --------------------

Long-term Debt Maturities

     The aggregate maturities of long-term debt for the fiscal years subsequent to the fiscal year ended January 25, 1997 are as follows (in thousands):

       1998   . . . . . . . . . . . . . . . .   $  15,471
       1999   . . . . . . . . . . . . . . . .      17,434
       2000   . . . . . . . . . . . . . . . .      20,322
       2001   . . . . . . . . . . . . . . . .     167,341
       2002   . . . . . . . . . . . . . . . .          45
       Thereafter . . . . . . . . . . . . . .     100,799
                                                ---------
                                                $ 321,412
                                                =========


5.  COMMITMENTS AND CONTINGENCIES:

Litigation

     The Company is involved in various claims and disputes arising in the normal course of business. One such case involved the matter of Jo M. Smith et al v. A.P.S., Inc. et al, which was filed in July 1994 in the District Court of Harris County, Texas. The plaintiffs (four former and one existing employee) claimed to have been the recipients of acts of intimidation and/or retaliatory conduct as a result of their filing of workers' compensation claims and filed this suit against the Company and one of its officers under various sections of Texas state statutes prohibiting such actions, claiming aggregate specified actual damages of $3.2 million, punitive damages of $6.3 million and damages for emotional distress of $5.0 million. Such suit was settled during the fiscal year ended January 25, 1997 for an aggregate $350,000 payment to the plaintiffs and is reflected in the Company's results of operations for the fiscal year ended January 25, 1997.

     The Company has become a party to a number of pre-existing litigation matters and claims as a result of the PI Acquisition. Among those cases is the matter of Karon S. Adkisson v. GKN Parts Industries Corporation (the "Adkisson Case"), a suit filed in the United States District Court for the Western District of Oklahoma. The plaintiff, a former employee of PI, alleged several claims against PI, including violation of Title VII of the Civil Rights Act of 1964 and the negligent retention and supervision of its employees as a result of being raped by a fellow employee, who has been convicted of that crime. This matter was resolved during the fiscal year ended January 25, 1997 with a structured settlement at a cost of $395,000. Such amount was charged against a reserve created at the time of the PI Acquisition for litigation related matters and, therefore, had no impact upon the Company's results of operations for the fiscal year ended January 25, 1997.

     The Company is also a defendant in the matter of Barry S. Lamm and Lamm Auto Stores, Inc. v. Parts, Inc., Parts Plus, et al, which was filed in The Circuit Court of Mobile County, Alabama on June 21, 1996. The plaintiff in such case seeks both compensatory and punitive damages in making a number of claims, including both willful and reckless misrepresentation, suppression of material fact, promissory fraud (all in violation of the Code of Alabama), and conspiracy, breach of contract and intentional interference with contractual or business relationships, all in connection with the operation of an automotive parts business by the plaintiff while a customer of Parts, Inc. Discovery has just commenced in such action. The Company believes that the costs of defending such action as well as any loss that could be sustained by the Company as a result of an adverse decision in such action, are the subject of a contractual indemnification by GKN. The Company has made a claim for indemnity to GKN, which has neither been accepted nor denied.

                            APS HOLDING CORPORATION

                              --------------------

Environmental

     The Company has been notified that it is considered a potentially responsible party in connection with federal or state environmental clean-up investigations at a landfill location, which is a "Superfund" site identified on the National Priorities List of the Environmental Protection Agency in connection with the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Company has not incurred, and does not expect to incur, any material liability, either individually or in the aggregate, in connection with this site, although no assurance can be given in this regard.

     In addition, the Company is aware of investigations of two other locations, including one site formerly operated by a former A.P.S., Inc. subsidiary. In part because these investigations are in the preliminary stages, the Company cannot currently estimate what liabilities, if any, it may have with respect to these matters. The Company believes that, pursuant to an agreement with Wickes Companies, Inc. ("Wickes") (the predecessor parent company of A.P.S., Inc., now an indirect wholly owned subsidiary of Collins & Aikman Corporation), Wickes will be required to indemnify the Company against any liabilities associated with such former A.P.S., Inc. subsidiary's operations. Since the divestiture from Wickes, the Company has not incurred any material liabilities in connection with any matter for which Wickes has indemnified the Company, nor has the Company experienced any difficulties in obtaining appropriate indemnification for such matters as have arisen. The Company believes, however, that Wickes may be a highly leveraged entity, and there can be no assurance that the Company will not experience any such difficulties in the future.

Leases

     The Company has entered into operating and capital leases for land, buildings and equipment. Certain land and building leases provide that the Company pay taxes, maintenance, insurance and other occupancy expenses applicable to the leased premises. Additionally, certain vehicle and equipment leases provide for short lease terms with month to month renewal options and guaranteed residual clauses. Generally, the leases provide for renewal for various periods at stipulated rates. Rental expense for the years ended January 25, 1997, January 27, 1996 and January 28, 1995 was approximately $28.8 million, $17.2 million and $11.3 million, respectively.

        Future minimum lease payments under capital leases and noncancellable operating leases (net of sublease rental income of $1.4 million) as of January 27, 1996 are as follows (in thousands):

                                             CAPITAL    OPERATING
Fiscal Year                                  LEASES      LEASES
-----------                                  -------    ---------
1998 .....................................   $   239    $19,352

1999 .....................................       163     14,660

2000 .....................................        64     10,355

2001 .....................................        --      6,428

2002 .....................................        --      3,310

Thereafter ...............................        --      4,954
                                             -------    -------

Total minimum obligations ................       466    $59,059
                                                        =======
Less estimated interest ..................       (59)
                                              -------

Present value of net minimum obligations .       407

Less current portion .....................       207
                                             -------
Long-term obligations under capital leases   $   200
                                             =======

                            APS HOLDING CORPORATION

                              --------------------

Concentration of Credit Risk

     The Company is engaged in the distribution of automotive replacement parts and accessories. Approximately 53% of the Company's sales for the fiscal 1997 were derived from independently owned jobbers that participate in the "Big A Program." The remaining 47% of sales are derived from company-owned stores and warehouses that sell automotive replacement parts and accessories to service stations, repair shops, garages, dealers, farmers, fleet operators, retail consumers and other customers. Allowances are maintained for potential credit losses on customer accounts which generally do not require collateral. No single customer accounted for more than 2% of the Company's total sales in either of the fiscal years ended January 25, 1997, January 27, 1996 or January 28, 1995.

     Most major categories of automotive replacement parts have more than one competitive supplier. However, the Company typically sources each of its Big A program product lines from one supplier and in many cases is its supplier's largest customer. Management believes that alternative sources are available for each of the Company's Big A program product lines.

     The Company invests its excess cash in unsecured commercial paper issued by a major bank. Such cash investments totalled approximately $138,000 at January 25, 1997 and $23,000 at January 27, 1996.

     Notes receivable are comprised of finance arrangements whereby the Company offers financial assistance to its associated jobbers for inventory purchases and, to a lesser extent, for general working capital needs. Such notes receivable are generally collateralized by the business assets including inventories and guarantees from the principals of the borrowers. Such notes generally have extended terms for up to ten years and have interest rates at two to three percent above a floating prime rate (8.5% at January 25, 1997 and January 27, 1996, respectively). As of January 25, 1997, the average initial loan principal balance was approximately $185,000 and the largest loans in the portfolio were to three associated jobbers who had, in the aggregate, outstanding principal balances of $2.5 million, $1.4 million and $0.7 million, respectively.

     During fiscal 1996, the Company entered into interest rate swap agreements to hedge interest costs and risks associated with variable interest rates. Such agreements effectively convert variable-rate debt to fixed-rate debt with an effective per annum interest rate of approximately 7.1%. The aggregate notional principal amount of these agreements is $100.0 million, $75.0 million of which became effective in June 1995 and matures in June 1997 and $25.0 million of which became effective in January 1996 and matures in January 1998. The counterparties to such agreements are major financial institutions and, therefore, credit losses from counterparty nonperformance are not anticipated.

Other Contingencies

     Certain of the Company's customers finance a portion of their inventories through financial institutions. Under the terms of the arrangements with these financial institutions, the Company may be required, in limited circumstances, to repurchase inventory collateralizing the borrowings.

                            APS HOLDING CORPORATION

                              --------------------

6.  INCOME TAXES:

     The components of deferred tax assets and liabilities are as follows (in thousands):

                                                               JANUARY 25,      JANUARY 27,
                                                                  1997             1996
                                                               ------------   ------------
Deferred tax assets:
    Allowance for bad debts ................................   $      3,518   $      1,377
    Inventories ............................................          6,953          5,279
    Intangible assets ......................................          1,444          1,365
    Accrued expenses .......................................          4,494          6,734
    Deferred income ........................................            432            579
    Other liabilities ......................................            797          1,096
    Net operating loss carryforwards .......................          4,824           --
                                                               ------------   ------------
                                                                     22,462         16,430
                                                               ------------   ------------
Deferred tax liabilities:
    Property and equipment .................................          1,728          1,355
    Prepaid pension cost ...................................          1,008          1,004
    Unrealized gain on securities available for sale .......            576           --
    Deferred costs .........................................            700           --
                                                               ------------   ------------
                                                                      4,012          2,359
                                                               ------------   ------------
Net deferred tax asset .....................................   $     18,450   $     14,071
                                                               ============   ============

     Management believes that it is more likely than not that sufficient future taxable income will be generated to realize the net deferred tax asset and, therefore, no valuation allowance was recorded for the years ended January 25, 1997 and January 27, 1996.

     The components of income tax expense (benefit) for the years ended January 25, 1997, January 27, 1996 and January 28, 1995 are as follows (in thousands):

                                                            YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                            JANUARY 25,     JANUARY 27,     JANUARY 28,
                                                                1997           1996           1995
                                                           ------------    ------------    ------------
Current federal income tax provision (benefit) .........   $       (525)   $      1,283    $        648

Current state income tax provision .....................            233             206             866

Deferred federal income tax provision (benefit) ........         (4,955)          2,503          (6,009)
                                                           ------------    ------------    ------------
                                                                 (5,247)          3,992          (4,495)
Tax benefit applicable to extraordinary item ...........           --             1,455            --
                                                           ------------    ------------    ------------
                                                           $     (5,247)   $      5,447    $     (4,495)
                                                           ============    ============    ============

                            APS HOLDING CORPORATION

                              --------------------

     A reconciliation of the Company's income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to income before income taxes and extraordinary item for the years ended January 25, 1997, January 27,1996 and January 28, 1995 is as follows:

                                                        YEAR ENDED     YEAR ENDED       YEAR ENDED
                                                        JANUARY 25,    JANUARY 27,      JANUARY 28,
                                                          1997            1996             1995
                                                     ------------     ------------     ------------
Statutory tax rate ...............................          (35.0)%           35.0%          35.0%
State income taxes, net of federal benefit .......            1.4              1.2            2.0
Other items ......................................            1.0              0.9           --
Recognition of deferred tax asset, net of
    amount applicable to extraordinary item ......           --               --            (53.1)
                                                     ------------     ------------     ----------
                                                            (32.6)%           37.1%         (16.1)%
                                                     ============     ============     ==========

     As of January 25, 1997, the Company had an estimated net operating loss carryforward for income tax reporting purposes of $13.8 million which will expire in fiscal year 2012.

7.  STOCK OPTION PLANS:

     In March 1990, APS Holding's board of directors approved the APS Holding Corporation 1990 Employee Stock Option Plan (the "1990 Stock Option Plan"). The 1990 Stock Option Plan, as amended, reserved up to 126,316 shares of Class A Common Stock and is available to certain officers and key employees of the Company. Unless otherwise specified, options granted under the 1990 Stock Option Plan are exercisable for up to ten years at an exercise price of $7.125 per share. Stock option activity under the 1990 Stock Option Plan was as follows:


                                                             YEAR ENDED                  YEAR ENDED                 YEAR ENDED
                                                          JANUARY 25, 1997             JANUARY 27, 1996          JANUARY 28, 1995
                                                          ----------------             ----------------          ----------------
                                                                       Weighted                       Weighted
                                                                        Average                        Average
                                                       Shares          Exercise        Shares         Exercise         Shares
                                                     Outstanding        Price       Outstanding         Price        Outstanding
                                                     ------------    ------------   ------------    ------------     ------------
Options outstanding, beginning of year ...........         65,459    $       7.13         71,866    $       7.13         88,708
Granted ..........................................           --              --             --              --             --
Exercised ........................................         (6,893)           7.13         (6,189)           7.13        (16,842)
Terminated .......................................           --              --             (218)           7.13           --
                                                     ------------    ------------   ------------    ------------   ------------
Options outstanding, end of year .................         58,566            7.13         65,459            7.13         71,866
                                                     ============    ============   ============    ============   ============
Available for grant at end of year ...............         37,826                         37,826                         37,608
                                                     ============                   ============                   ============
Exercisable at end of year .......................         58,566    $       7.13         65,459    $       7.13         62,069
                                                     ============    ============   ============    ============   ============

     In March 1993, APS Holding's board of directors adopted, and APS Holding's stockholders subsequently approved, the APS Holding Corporation 1993 Stock Option Plan (the "1993 Stock Option Plan"). The 1993 Stock Option Plan, as amended, reserved up to 700,000 shares of Class A Common Stock and is available to key employees (including officers and directors who are also key employees) of the Company. Options may be granted in the form of either incentive options within the meaning of Section 422(b) of the Internal Revenue Code of 1986 ("Incentive Stock Options") or options which do not constitute Incentive Stock Options. The exercise price of Incentive Stock Options may not be less than the fair market

                            APS HOLDING CORPORATION

                              --------------------

value of Class A Common Stock on the date of grant. The exercise price of options which do not constitute Incentive Stock Options may not be less than 50% of the fair market value of Class A Common Stock on the date of grant. Unless otherwise specified, options granted under the 1993 Stock Option Plan become exercisable in 20% increments on each of the first five anniversaries of the date of grant. Each option shall terminate and shall not be exercisable on or after the tenth anniversary of its date of grant. All options granted through January 25, 1997 vest in increments of one-third or one-fifth per year. For options issued during the year ended January 29, 1994, deferred compensation, representing the difference between the option price and estimated fair market value of the stock at the date of grant, was approximately $97,000 and was charged to operations over the three year vesting period of such options. The amount of compensation expense for the years ended January 25, 1997, January 27, 1996 and January 28, 1995 was approximately $9,000, $32,000 and $32,000, respectively. Stock option activity under the 1993 Stock Option Plan was as follows:

                                                           JANUARY 25, 1997             JANUARY 27, 1996           JANUARY 28, 1995
                                                           ----------------             ----------------           ----------------
                                                                       Weighted                       Weighted
                                                                       Average                        Average
                                                         Shares        Exercise        Shares         Exercise          Shares
                                                      Outstanding       Price        Outstanding       Price         Outstanding
                                                      -----------      --------      -----------      ---------      -----------
Options outstanding, beginning of year ...........        350,620    $      16.63        258,040    $      12.02        162,295
Granted ..........................................        163,399           16.87         93,610           29.50        104,453
Exercised ........................................        (29,474)           5.26           --              --             --
Terminated .......................................        (65,654)          23.90         (1,030)          29.50         (8,708)
                                                     ------------    ------------   ------------    ------------   ------------
Options outstanding, end of year .................        418,891    $      16.39        350,620    $      16.63        258,040
                                                     ============    ============   ============    ============   ============

Available for grant at end of year ...............        251,635                         42,362                        134,942
                                                     ============                   ============                   ============

Exercisable at end of year .......................        172,194    $       9.89        164,510    $       7.17         89,128
                                                     ============    ============   ============    ============   ============

Weighted-average fair value of options
  granted during the year ........................           $       7.25                   $      13.49
                                                             ============                   ============

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, entitled "Accounting for Stock-Based Compensation" ("SFAS No. 123") which is effective for the Company's fiscal year ending January 25, 1997. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, entitled "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"). The Company accounts for compensation cost for stock option plans in accordance with APB Opinion No. 25.

     The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants for the years ended January 25, 1997 and January 27, 1996, respectively: dividend yield of 0.00%; risk-free interest rates from 5.59% to 6.97%; the expected lives of the options are 5 or 6 years, depending on vesting schedules; and volatility of 32.95% for all grants.

                            APS HOLDING CORPORATION

                              --------------------

     The following table summarizes information about stock options outstanding at January 25, 1997:

                             Options Outstanding                     Options Exercisable
                    ------------------------------------------   ---------------------------
                                     Weighted
                                     Average        Weighted                      Weighted
                       Number        Remaining      Average        Number         Average
   Range of          Outstanding    Contribution    Exercise      Exercisable     Exercise
Exercise Prices      at 1/25/97        Life           Price       at 1/25/97       Price
-----------------   ------------   ------------   ------------   ------------   ------------
$  3.56 to $ 5.25        117,017           5.96   $       3.56        117,017   $       3.56
$  5.25 to $ 8.00         58,565           4.41           7.13         58,565           7.13
$ 12.00 to $18.00        124,553           9.20          15.73          7,096          15.50
$ 18.00 to $27.00         92,911           7.76          21.51         31,184          21.67
$ 27.01 to $29.50         84,411           8.23          29.50         16,882          29.50
-----------------   ------------   ------------   ------------   ------------   ------------
$  3.56 to $29.50        477,457           7.38   $      15.25        230,744   $       9.18
=================   ============   ============   ============   ============   ============

     Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net income and net income per common share for the fiscal years ended January 25, 1997 and January 27, 1996 would approximate the following pro forma amounts:


                                                       YEAR ENDED       YEAR ENDED
                                                       JANUARY 25,      JANUARY 27,
                                                          1997             1996
                                                       -----------      -----------
                                                             (In thousands,
                                                          except per share data)
Net (loss) income - as reported ..................   $    (10,836)   $      6,768
Net (loss) income - pro forma ....................        (11,198)          6,575

(Loss) earnings per share - as reported ..........   $      (0.79)   $       0.49
(Loss) earnings per share - pro forma ............          (0.81)           0.47

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards issued prior to fiscal year ended January 27, 1996. Accordingly, as most of the options vest over either a three or five year period, the full impact of the pro forma disclosure will not be reflected until fiscal years ending January 31, 1998 and January 29, 2000, respectively.


9.  RETIREMENT PLANS:

     The Company has two defined benefit plans, the A.P.S., Inc. Employees' Retirement Plan (the "APS Plan") and the A.P.S., Inc. Master Hourly Plan, formerly "The Mid-Con Corporation Retirement Income Plan" (the "Master Hourly Plan") (collectively referred to as the "Plans"). These defined benefit pension plans cover substantially all full-time employees who have completed one year of service and reached the age of 21. Generally, benefits are based on years of service and the employees' average final compensation integrated with Social Security Benefits as defined in the Plans' agreements. The Company's funding policy is to contribute to the Plans such amounts as are actuarially required to fund the benefits of the Plans. In September 1992, A.P.S., Inc.'s Board of Directors authorized a freeze of pension benefits offered under the APS Plan and participants in the APS Plan became fully vested.

                            APS HOLDING CORPORATION

                              --------------------

The components of pension income are as follows (in thousands):

                                        YEAR ENDED      YEAR ENDED      YEAR ENDED
                                        JANUARY 25,     JANUARY 27,     JANUARY 28,
                                          1997              1996           1995
                                       ------------    ------------    ------------
Service cost .......................   $         11    $          8    $         15
Interest cost ......................            379             392             402
Return on plan assets ..............            287          (1,907)          1,027
Net amortization and deferral ......           (809)          1,503          (1,564)
                                       ------------    ------------    ------------
                                       $       (132)   $         (4)   $       (120)
                                       ============    ============    ============

     A reconciliation of the Plans' projected benefit obligation to the prepaid pension asset included in the accompanying consolidated balance sheets is as follows (in thousands):

                                                          JANUARY 25,   JANUARY 27,
                                                             1997           1996
                                                        ------------   ------------
Actuarial present value of benefit obligations:
   Vested benefits ..................................   $      5,420   $      5,532
   Nonvested benefits ...............................              3              3
                                                        ------------   ------------

   Accumulated benefit obligation ...................          5,423          5,535
   Effect of projected salary increases .............             57             56
                                                        ------------   ------------

   Projected benefit obligation for services
     rendered to date ...............................          5,480          5,591

Plan assets at fair value, primarily cash and cash
  equivalents and fixed income securities ...........          7,087          7,589
                                                        ------------   ------------

Plan assets in excess of projected benefit obligation          1,607          1,998
Unrecognized net loss ...............................          1,390            867
                                                        ------------   ------------

Noncurrent prepaid pension cost .....................   $      2,997   $      2,865
                                                        ============   ============

The rates used in determining the actuarial present value of benefit obligations are as follows:

                                                       YEAR ENDED       YEAR ENDED
                                                   JANUARY 25, 1997   JANUARY 27, 1996
                                                   ----------------   ----------------
Actuarial assumptions:
   Investment return ...........................           7.75%           8.25%
   Discount rate ...............................           7.75%           7.00%
   Salary increase .............................           --              --

     The Company also has a defined contribution plan covering substantially all employees who have completed one year of service and reached the age of 21. Employees may contribute 2% to 8% of their annual compensation, which is matched 50% by the Company up to 6% of the employees' contribution. Employees become fully vested in the Company's contribution to the plan after five years of service. The cost of Company contributions for the years ended January 25, 1997, January 27, 1996 and January 28, 1995 was approximately $1,225,000, $926,000 and $771,000, respectively.

     During the fiscal year ended January 25, 1997, the Company implemented the A.P.S., Inc. Executive 401(K)

                            APS HOLDING CORPORATION

                              --------------------

Deferral Plan (the "Deferral Plan"), a defined contribution plan covering a group of key management employees who also participate at the maximum contribution level of 3% in the Company's previously existing defined contribution plan, the A.P.S., Inc. Partnership Plan (the "Partnership Plan"). Participants in the Deferral Plan may contribute up to 28% of their annual compensation, in addition to their contribution to the Partnership Plan. Such contributions will be matched 50% by the Company up to 6% of the participants' combined contributions to both plans. Participants' vesting rates in the Partnership Plan carry over to the Deferral Plan and participants become fully vested in the Company's contributions to both plans after five years. The cost of the Company contributions for the years ended January 25, 1997 was approximately $31,000.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The cost, gross unrealized holding gain and fair value of the Company's available-for-sale securities at January 25, 1997 was approximately
$2,500,000, $1,477,000 and $3,977,000, respectively. The fair value of the
Company's Notes ($106,250,000 at January 25, 1997 and $100,000,000 at January 27, 1996) is based upon quoted market prices. The fair value of the Company's interest rate swap agreements ($1,615 at January 25, 1997 and ($570,257) at January 27, 1996) is based on estimates obtained from counterparties and represents the Company's cash outlay if the agreements had been settled at year end. The estimated fair values of all of the Company's other financial instruments approximate their carrying amounts in the Consolidated Balance Sheets.

11.  RELATED PARTY TRANSACTIONS:

     Clayton, Dubilier & Rice, Inc. ("CD&R"), which organized APS Holding and related entities for the purpose of acquiring A.P.S., Inc. (the "Acquisition"), is a private investment firm specializing in leveraged acquisitions involving management participation. In connection with the Acquisition, a CD&R-managed private investment fund, The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("C&D Fund IV"), purchased Class A Common Stock. At January 25, 1997 and January 27, 1996, C&D Fund IV held approximately 30% of APS Holding's Class A Common Stock that was outstanding as of such dates. In addition, two professional employees of CD&R hold positions on the Company's board of directors. As a result, C&D Fund IV is in a position to significantly influence the Company's affairs. The Company agreed to pay CD&R an annual management fee of up to $450,000 for financial advisory and management consulting services. Management fee expense for each of the years ended January 25, 1997, January 27, 1996 and January 28, 1995 was $300,000. Effective March 4, 1997, as a result of the resignation of the Company's President and Chief Executive Officer ("CEO"), one of the board members who is a CD&R employee was appointed to the position of interim Chief Executive Officer of the Company until a new CEO is recruited.

     APS Holding and A.P.S., Inc. have guaranteed bank loans used by employees of the Company to purchase Class A Common Stock of the Company. The amount of such loans outstanding at January 25, 1997 and January 27, 1996 was approximately $332,000 and $505,000, respectively.

     In March 1993, the Company entered into an asset purchase agreement with Prince-Oracle Auto Parts and Equipment, Inc. ("Prince-Oracle") for the purchase of the assets of six automotive parts stores in Arizona for a purchase price of approximately $2.9 million, consisting of $1.8 million in cash and a twenty-year promissory note issued to Prince-Oracle in the principal amount of $1.1 million. Subsequent to such purchase, the owner of Prince-Oracle joined the Company as an executive officer and served in such capacity until September 1996. The promissory note bears interest at a rate of 7.5% per annum and is payable over twenty years in equal monthly installments of principal and interest. The promissory note

                            APS HOLDING CORPORATION

                              --------------------

is collateralized by a security interest in certain assets relating to the former Prince-Oracle stores. Interest expense on the Prince-Oracle note was approximately $76,000, $78,000 and $80,000 for the years ended January 25, 1997, January 27, 1996 and January 28, 1995, respectively.

12.  UNAUDITED QUARTERLY FINANCIAL INFORMATION:

                                                  QUARTER ENDED
                              ---------------------------------------------------------
                                APRIL 25       JULY 25       OCTOBER 25      JANUARY 25
                              -----------      -------       ----------      ----------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED JANUARY 25, 1997:
Net sales                     $    217,566   $    234,305   $    217,592   $    189,276
Gross profit                        73,366         79,066         75,950         47,211
Operating income (loss)              7,551         14,627         14,009        (32,348)
Net income (loss)                    1,355          5,963          6,100        (24,254)
Net income (loss) per share           0.10           0.43           0.44          (1.76)

     The results for the quarter ended January 25, 1997 include $30.1 million of pretax charges associated primarily with the Company's ISW division. Such charges principally include an inventory loss adjustment of $11.8 million as well as an increase in the bad debts provision, a charge for the cost of returning excess and slow-moving inventories and a reserve for costs related to facility closures and consolidations. The inventory loss adjustment, some of which may be attributable to earlier quarters of the year, is a result of the Company's inability during fiscal 1997 to quickly identify inventory discrepancies due to ISW system incompatibilities and shortfalls in systems controls.

     During the quarters ended July 25, 1996, October 25, 1996 and January 25, 1997, the Company recognized one-time supplier changeover and acquisition incentives in connection with the integration of Parts, Inc. into the Company in the amounts of $2.2 million, $5.7 million and $4.2 million, respectively. Such incentives were used to offset direct and indirect costs associated with the integration effort.



                                                           QUARTER ENDED
                                    -----------------------------------------------------------
                                      APRIL 25       JULY 25         OCTOBER 25      JANUARY 27
                                    ----------       -------         ----------      ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED JANUARY 27, 1996:
Net sales                           $    137,949   $    154,980   $    160,329   $    150,479
Gross profit                              46,914         52,299         55,445         51,915
Operating income (loss)                    8,092         12,052         10,805         (6,810)
Income (loss) before income taxes
  and extraordinary item                   6,052          9,744          8,436         (9,549)
Net income (loss)                          3,758          6,061          5,423         (8,474)
Income (loss) per share:
  Before income taxes and
     extraordinary item                     0.43           0.70           0.61          (0.69)
Net income (loss)                           0.27           0.44           0.39          (0.61)

     Gross profit and selling, general and administrative expenses for the each of the periods presented above for the year ended January 25, 1997 and for the quarter ended January 27, 1996 differ from the amounts previously reported in the Company's Forms 10-Q for such respective periods due to reclassifications relating to capitalized overhead.

                            APS HOLDING CORPORATION

                              --------------------

     Net results of the quarter ended January 27, 1996 include an $11.2 million pretax charge for asset impairment and restructuring and a $2.5 million extraordinary charge, net of a tax benefit of $1.4 million, resulting from the extinguishment of the Company's debt.

SCHEDULE  I

           CONDENSED FINANCIAL INFORMATION OF APS HOLDING CORPORATION
                             (PARENT COMPANY ONLY)
                                 (IN THOUSANDS)

BALANCE SHEET:                                    January 25,     January 27,
                                                    1997            1996
                                                 -----------     -----------
                                    ASSETS
Cash and cash equivalents ....................   $       --      $       --
Investment in and advances to subsidiary .....        114,569         124,030
                                                 ------------    ------------

                                                 $    114,569    $    124,030
                                                 ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity:
   Class A common stock ......................   $        137    $        137
   Additional paid-in capital ................        155,363         154,889
   Accumulated deficit .......................        (41,712)        (30,876)
   Treasury stock, at cost ...................           (120)           (120)
   Realized gain on available-for-sale
     securities ..............................            901            --
                                                 ------------    ------------
       Total stockholders' equity ............        114,569         124,030
                                                 ------------    ------------

                                                 $    114,569    $    124,030
                                                 ============    ============


                                                                 Year Ended      Year Ended     Year Ended
STATEMENT OF OPERATIONS:                                         January 25,     January 27,    January 28,
                                                                    1997            1996            1995
                                                               ------------    ------------    ------------
Equity in income (loss) of subsidiary ......................   $    (10,701)   $      6,956    $     32,473

General and administrative expenses ........................           (135)           (188)           (106)

Interest income ............................................           --              --              --
                                                               ------------    ------------    ------------
Net income (loss) ..........................................   $    (10,836)   $      6,768    $     32,367
                                                               ============    ============    ============

STATEMENT OF CASH FLOWS:

Cash flows from operating activities:

  Net income (loss) ........................................   $    (10,836)   $      6,768    $     32,367

  Equity in (income) loss of subsidiary ....................         10,701          (6,956)        (32,473)
                                                               ------------    ------------    ------------
  Net cash used in operating activities ....................           (135)           (188)           (106)
                                                               ------------    ------------    ------------

Cash flows from investing activities:

  Subsidiary payments on behalf of parent ..................            135             188             105

  Investment in subsidiary .................................           (174)            (44)           --
                                                               ------------    ------------    ------------
  Net cash provided by investing activities ................             39             144             105
                                                               ------------    ------------    ------------

Cash flows from financing activities:

  Proceeds from issuance of common stock ...................            174              44            --
                                                               ------------    ------------    ------------

  Net cash provided by financing activities ................            174              44            --
                                                               ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents .......           --              --                (1)

Cash and cash equivalents at beginning of period ...........           --              --                 1
                                                               ------------    ------------    ------------

Cash and cash equivalents at end of period .................   $       --      $       --      $       --
                                                               ============    ============    ============

               See notes to consolidated financial statements of
                   APS Holding Corporation and subsidiaries.

SCHEDULE   II

                    APS HOLDING CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



============================================================================================================
                                              Balance at                                         Balance at
                                              Beginning                                             End
           Description                        of Period         Additions     Deductions(1)      of Period
------------------------------------------------------------------------------------------------------------
YEAR ENDED January 25, 1997:

     Allowance for Doubtful Accounts          $   5,048        $   9,472        $   3,356       $   11,164
     Deferred Tax Valuation Allowance               -                -                -                -

YEAR ENDED January 27, 1996:

     Allowance for Doubtful Accounts          $   2,776        $   4,899(2)     $   2,627        $   5,048
     Deferred Tax Valuation Allowance                -               -                 -              -

YEAR ENDED January 28, 1995:

     Allowance for Doubtful Accounts          $   2,391        $   2,766        $   2,381        $   2,776
     Deferred Tax Valuation Allowance            14,802              -             14,802              -

---------------
(1) With regards to the allowance for doubtful accounts, such amounts represents accounts written off net of recoveries.

(2) Includes allowance for doubtful accounts of $1,113 acquired in connection with the PI Acquisition.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       APS HOLDING CORPORATION

                                        By: /s/ HUBBARD C. HOWE
                                           ------------------------------------
                                                Hubbard C. Howe,
                                                Chairman of the Board
                                                and Interim Chief
                                                Executive Officer

                                        Date:   April 24, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

             SIGNATURE                                 TITLE                         DATE
/s/ HUBBARD C. HOWE                         Chairman of the Board and           April 24, 1996
---------------------------------------     Interim Chief Executive Officer
    Hubbard C. Howe

/s/ JOHN L. HENDRIX                         Senior Vice President               April 24, 1996
---------------------------------------     and Chief Financial Officer
    John L. Hendrix

/s/ E. EUGENE LAUVER                        Vice President and Secretary        April 24, 1996
---------------------------------------
    E. Eugene Lauver

/s/ THEODORE BARRY                          Director                            April 19, 1996
---------------------------------------
    Theodore Barry

/s/ WILEY N. CALDWELL                       Director                            April 20, 1996
---------------------------------------
    Wiley N. Caldwell

/s/ MICHAEL J. DUBILIER                     Director                            April 24, 1996
---------------------------------------
    Michael J. Dubilier

/s/ JOSEPH P. FLANNERY                      Director                            April 24, 1996
---------------------------------------
    Joseph P. Flannery

/s/ DONALD J. GOGEL                         Director                            April 24, 1996
---------------------------------------
    Donald J. Gogel

/s/ JERRY K. MYERS                          Director                            April 24, 1996
---------------------------------------
    Jerry K. Myers

/s/ H. JACK MEANY                           Director                            April 20, 1996
---------------------------------------
    H. Jack Meany

                              INDEX OF EXHIBITS

                                                                                                 Location of
                                                                                                 Exhibit in
Exhibit                                                                                          Sequential
Number                                         Description of Documents                        Number System
------                                         ------------------------                        --------------
2.1.1              Asset Purchase Agreement, between Sieg Company and A.P.S., Inc., dated
                   August 27, 1994. (10)

2.1.2              Amendment One, dated September 26, 1994, to Asset Purchase Agreement, between Sieg Company and A.P.S., Inc. (10)

2.2                Purchase Agreement between A.P.S., Inc. and GKN Parts, dated December 5,
                   1995 (the "Purchase Agreement"). (Certain portions of the Purchase Agreement have been omitted and filed separately with the Securities and Exchange
                   Commission pursuant to Rule 24b-2 under the Securities Exchange Act of
                   1934.) (15)

3.1                Second Restated Certificate of Incorporation of APS Holding dated September
                   20, 1993. (6)

3.2                Amended By-Laws of APS Holding dated November 22, 1993. (7)

4.1.1              Form of Stock Certificate for  Class A Common Stock, par value $.01 per share, of APS Holding. (1)

4.1.2              Form of Stock Certificate for Class B Common Stock, par value $.01 per share, of APS Holding. (1)

4.2                Second Restated Certificate of Incorporation of APS Holding, dated September
                   20, 1993. (6)

4.3                Amended By-Laws of APS Holding dated November 22, 1993. (7)

4.4.1              Fund Stock Subscription Agreement, dated as of November 22, 1989, between
                   The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("Fund
                   IV") and APS Holding. (1)

4.4.2              Agreement, dated as of May 11, 1992, between Fund IV and APS Holding. (4)

4.5                Common Stock Purchase Agreement, dated as of November  22, 1989, between APS
                   Holding and each of certain institutional investors. (1)

4.6.1              Management Stock Subscription Agreement, dated as of November 22, 1989, between APS Holding and Richard J. Spelleri. (1)

4.6.2              Stock Subscription Agreement, dated as of June 6, 1990, between APS Holding and H. Jack Meany. (1)

4.6.3              Stock Subscription Agreement, dated as of June 1, 1990, between APS Holding and John J. Nevin. (1)

4.6.4              Stock Subscription Agreement, dated as of May 31, 1990, between APS Holding and Lawrence H. Hyde. (1)

4.6.5              Management Stock Subscription Agreements, between APS Holding and each of
                   Messrs. Mike Allen, David C. Barbeau, Marc and. Beasley, Doug Buscher,
                   Leland Charley, James E. Clarke, Earl Colvin, Ronald B. Diedring, Walt
                   Doman, Robert Greathouse, Tom Hartenbower, Richard A. Henricks, Dick Kelly,
                   E. Eugene Lauver, Bill Licklider, Montie C. Loney, Christopher McGinley, Jim
                   McWilliams, Ray Mohler, William H. Moore, Ed Morris, John D. Pearce, George
                   Poe, Michael L. Preston, Greg Rada, S. David Ramsey, Raymond J. Rarey, David
                   Robison, Elmer H.C. Romeis, Claude T. Salmon, Jr., Ralph Souza, Rogers
                   Stock, Tom Wacker, Randall B. Walker, Thomas H. Warner, Bob Werner, Paul
                   Whelton, and Jim Woodward. (2)

4.7.1              Registration and Participation Agreement, dated as of November 22, 1989 (the
                   "Registration and Participation Agreement"), among Fund IV, certain other
                   APS Holding stockholders, and APS Holding. (1)

4.7.2              Letter Agreement, dated as of June 26, 1992, between APS Holding and Fund
                   IV, amending the Registration and Participation Agreement. (1)

4.8                Capital Call Agreement, dated as of November 22, 1989, among Fund IV, APS
                   Holding, The Connecticut National Bank, First Trust National Association,
                   and First Bank National Association. (1)

4.9.1              APS Holding's 1990 Employee Stock Option Plan and form of Management Stock
                   Option Agreement. (1)

4.9.2              APS Holding's 1990 Employee Stock Option Plan as amended through Amendment
                   No. 1. (1)

4.9.3              Management Stock Option Agreements, dated as of November 14, 1990, between
                   APS Holding and each of the persons named on the schedule attached thereto.
                   (2)

4.10.1             APS Holding's 1993 Employee Stock Option Plan as amended and restated, effective July 19, 1993. (5)

4.10.2             Management Stock Option Agreement, dated as of December 16, 1992, between
                   APS Holding and Mark S. Hoffman. (5)

4.10.3             Management Stock Option Agreement, dated as of May 17, 1993, between APS
                   Holding and Douglas Beckstett. (5)

4.10.4             Stock Option Agreement, dated as of December 16, 1992, between APS Holding and Theodore Barry. (5)

4.10.5             Stock Option Agreement, dated as of May 17, 1993, between APS Holding and
                   Theodore Barry. (5)

4.10.6             Management Stock Subscription Agreement, dated as of September 23, 1993, between APS Holding and Vince Heiker. (7)

4.11               Management Stock Subscription Agreement, dated as of August 24, 1993, between APS Holding and Douglas Beckstett. (5)

4.12               Management Stock Subscription Agreement, dated as of August 24, 1993, between APS Holding and Mark S. Hoffman. (5)

4.13               Management Stock Subscription Agreement, dated as of August 24, 1993, between APS Holding and Steven H. Sattinger. (5)

4.14               Stock Subscription Agreement, dated as of August 24, 1993, between APS
                   Holding and Wiley N. Caldwell. (5)

4.15               Indenture, dated as of January 25, 1996, among A.P.S., Inc., as Issuer, APS
                   Holding Corporation and certain of its subsidiaries, as Guarantors, and The
                   Bank of New York, as Trustee. (14)

4.16               Registration Agreement, dated January 19, 1996, among A.P.S., Inc., Salomon
                   Brothers Inc and Chemical Securities Inc. (14)

4.17               Purchase Agreement, dated January 19, 1996, among A.P.S., Inc., APS Holding
                   Corporation, Salomon Brothers Inc and Chemical Securities Inc. (14)

10.1.1             Amended and Restated Credit Agreement, dated as of January 25, 1996, among
                   A.P.S., Inc., the several lenders from time to time parties thereto, and
                   Chemical Bank, as agent. (14)

10.1.2             Amended and Restated Guarantee, dated as of January 25, 1996, made by APS
                   Holding Corporation in favor of Chemical Bank, as agent. (14)

10.1.3             Amended and Restated Subsidiaries' Guarantee, dated as of January 25, 1996, made by certain of the subsidiaries of A.P.S. , Inc. in favor of Chemical
                   Bank, as agent. (14)

10.1.4             Supplement to the Amended and Restated Subsidiaries' Guarentee, dated as of
                   May 15, 1996, made by each of the Subsidiaries of A.P. S., Inc. in favor of
                   Chemical Bank, as agent.

10.1.5             Amended and Restated Security Agreement, dated as of January 25, 1996, made by A.P.S., Inc. in favor of Chemical Bank, as agent. (14)

10.1.6             Amended and Restated Trademark Security Agreement, dated as of January 25,
                   1996, made by A.P.S., Inc. in favor of Chemical Bank, as agent. (14)

10.1.7             Trademark Security Agreement, dated May 15, 1996, made by A.P.S. Management
                   Services, Inc. in favor of Chemical Bank, as agent.

10.1.8             Amended and Restated Security Agreement, dated as of January 25, 1996, made by certain of the subsidiaries of A.P.S., Inc. in favor of Chemical Bank, as agent.  (14)

10.1.9             Amended and Restated Security and Note Pledge Agreement, dated as of January
                   25, 1996, made by Autoparts Finance Company, Inc. in favor of Chemical Bank, as agent. (14)

10.1.10            Amended and Restated Pledge Agreement, dated as of January 25, 1996, made by
                   A.P.S., Inc. in favor of Chemical Bank, as agent. (14)

10.1.11            Amended and Restated Pledge Agreement, dated as of January 25, 1996, made by
                   APS Holding Corporation in favor of Chemical Bank, as agent. (14)

10.1.12            Amended and Restated Lockbox Agreement, dated as of January 25, 1995, among
                   Texas Commerce Bank National Association, Chemical Bank, as Agent, and
                   Autoparts Finance Company, Inc. (14)

10.1.13            Amended and Restated Lockbox Agreement, dated as of January 25, 1995, among
                   Texas Commerce Bank National Association, Chemical Bank, as Agent, and
                   A.P.S., Inc. (14)

10.1.14            Note Pledge Agreement, dated as of January 25, 1996, made by APS Holding in favor of Chemical Bank, as agent. (14)

10.1.15            Open-End Mortgage and Security Agreement, dated as of January 25, 1996, from
                   A.P.S., Inc., as mortgagor, to Chemical Bank (as agent), as mortgagee. (14)

10.1.16            Second Amendment to Mortgage in respect of real property located in Indiana, dated as of January 25, 1996, between A.P.S., Inc., as mortgagor, and
                   Chemical Bank (as agent), as mortgagee. (14)

10.1.17            Second Amendment to Deed of Trust in respect of real property located in
                   Missouri, dated as of January 25, 1996, between A.P.S., Inc., as grantor, and Chemical Bank (as agent), as beneficiary. (14)

10.1.18            Second Amendment to Deed of Trust in respect of real property located in
                   Virginia, dated as of January 25, 1996, between American Parts System Inc., as grantor, and Chemical Bank (as agent), as beneficiary. (14)

10.1.19            Second Amendment to Deed of Trust, Assignment of Rents and Leases, Security
                   Agreement and Financing Statement in respect of real property located in New
                   Mexico, dated as of January 25, 1996, between American Parts System, Inc., as trustor, and Chemical Bank (as agent), as beneficiary. (14)

10.1.20            Second Amendment to Deed of Trust in respect of real property located in
                   Colorado, dated as of January 25, 1996, between A.P.S., Inc., as grantor, and Chemical Bank (as agent), as beneficiary. (14)

10.1.21            First Amendment, dated as of April 23, 1996, to the Amended and Restated
                   Credit Agreement dated as of January 25, 1996, among A.P.S., Inc., the several lenders from time to time parties thereto, and Chemical Bank, as agent.  (16)
10.1.22
                   Second Amendment, dated as of August 28, 1996, to the Amended and Restated
                   Credit Agreement dated as of January 25, 1996, among A.P.S., Inc., the several lenders from time to time parties thereto, and The Chase Manhattan
                   Bank (formerly Chemical Bank), as agent.  (18)
10.1.23
                   Third Amendment, dated as of January 25, 1997, to the Amended and Restated
                   Credit Agreement dated as of January 25, 1996, among A.P.S., Inc., the several lenders from time to time parties thereto, and The Chase Manhattan
                   Bank (formerly Chemical Bank), as agent.

10.2.1             Fund Stock Subscription Agreement, dated as of November 22, 1989, between
                   Fund IV and APS Holding. (1)

10.2.2             Indemnification Agreement, dated as of November 22, 1989, among APS Holding,
                   APS Acquisition Corporation, A.P.S., Inc., Clayton & Dubilier, Inc. and Fund
                   IV. (1)

10.2.3             Agreement, dated as of May 11, 1992, between Fund IV and APS Holding. (4)

10.3.1             Registration and Participation Agreement. (1)

10.3.2             Letter Agreement, dated as of June 26, 1992, amending the Registration and
                   Participation Agreement (1).

10.4.1             Sales and Distribution Agreement, made as of October 6, 1989, by and between
                   Standard Motor Products Company, Inc. and APS for Tune-Up Products. (4)

10.4.2             Sales and Distribution Agreement, made as of October 6, 1989,  between
                   Standard Motor and APS for Temperature Control Products. (1)

10.4.3             Amendment to the Sales and Distribution Agreements between A.P.S., Inc. and
                   Standard Motor Products Company, Inc., for Tune-Up Products and Temperature
                   Control Products, dated October 26, 1989. (1)

10.4.4             Sales and Distribution Agreement, dated as of April 22, 1993, between APS and Standard Motor and APS, for Big and Service Line and Specialty Tool Line
                   Products. (1)

10.5.1             Agreement, executed April 14, 1993, between Big A Auto Parts, Inc., and
                   Teamsters Local Union No. 429 of Reading, Pennsylvania. (5)

10.5.2             Agreement, executed on March 17, 1993, between APS and Automotive Petroleum and Allied Industries Employees Union, Local 618 of St. Louis, Missouri. (5)

10.5.3             Agreement, Executed on March 6, 1992, between APS and Truck Drivers,
                   Chauffeurs and Helpers Local Union No. 384 of Pennsylvania. (5)

10.5.4             Agreement, entered into and effective as of July 1, 1993, between APS and
                   Teamsters Local Union No. 284 of the International Brotherhood of Teamsters.
                   (5)

10.6.1             APS Holding's 1990 Employee Stock Option Plan and form of Management Stock
                   Option Agreement. (1)

10.6.2             APS Holding's 1990 Employee Stock Option Plan as amended through Amendment
                   No. 1. (1)

10.6.3             Stock Subscription Agreements, between APS Holding and each of the persons named on the schedule attached thereto. (2)

10.7.1             APS Holding's 1993 Employee Stock Option Plan. (5)

10.7.2             Management Stock Option Agreement, dated as of December 16, 1992, between
                   APS Holding and Mark S. Hoffman. (5)

10.7.3             Management Stock Option Agreements, dated as of May 17, 1993, between APS
                   Holding and Douglas Beckstett. (5)

10.7.4             Stock Option Agreement, dated as of December 16, 1992, between APS Holding and Theodore Barry. (5)

10.7.5             Stock Option Agreement, dated as of May 17, 1993, between APS Holding and
                   Theodore Barry. (5)

10.7.6             Stock Option Agreement, dated as of September 23, 1993, between APS Holding and Vince Heiker. (7)

10.7.7             Stock Option Agreement, dated as of September 23, 1993, between APS Holding and Paul G. Hargett. (8)

10.8.1             Management Stock Subscription Agreement, dated as of August 24, 1993, between APS Holding and Kenneth Caracci. (5)

10.8.2             Management Stock Subscription Agreement, dated as of August 24, 1993, between APS Holding and Douglas Beckstett. (5)

10.8.3             Management Stock Subscription Agreement, dated as of August 24, 1993, between APS Holding and Mark S. Hoffman. (5)

10.8.4             Stock Subscription Agreement, dated as of August 24, 1993, between APS
                   Holding and Wiley N. Caldwell. (5)

10.9               A.P.S., Inc., Executive 401(k) Deferral Plan.  (17)

10.10.1            Confirmation for U.S. Dollar Rate Swap Transaction, dated June 6, 1995, among Nations Bank of Texas, N.A. and A.P.S., Inc. (12)

10.10.2            Confirmation of Conditions of Swap Transaction, dated June 6, 1995, among
                   Chemical Bank and A.P.S. (12)

10.10.3            Confirmation for U.S. Dollar Rate Swap Transaction, dated July 7, 1995, among Bank of America National Trust and Savings Association and A.P.S.,
                   Inc. (13)

10.11              Purchase Agreement between A.P.S., Inc. and GKN Parts Industries
                   Corporation, dated December 5, 1995 (See item 2.2). (15)

10.12              Agreement of Sale By and Between The Parts Source, Inc. and A.P.S., Inc.,
                   dated as of October 22, 1996. (18)

10.13              Agreement of Sale By and Between Rankin Automotive Group, Inc., and Parts,
                   Inc., dated as of September 12, 1996.  (18)

11.1               Statement re Computation of Income (Loss) per Share

12                 Statement re Computation of Earnings to Fixed Charges

21                 List of Subsidiaries of APS Holding

23.1               Consent of Independent Accountants

27                 Financial Data Schedule


--------------

(1) Incorporated by reference to the Exhibits filed with APS Holding's Registration Statement on Form S-1 (Registration No. 33-36102).

(2) Incorporated by reference to the Exhibits filed with APS Holding's Annual Report on Form 10-K for the year ended January 26, 1991.

(3)  Not used.

(4) Incorporated by reference to the Exhibits filed with APS Holding's Annual Report on Form 10-K for year ended January 25, 1992.

(5) Incorporated by reference to the Exhibits filed with APS Holding's Registration Statement on Form S-1 (Registration No. 33-66412).

(6) Incorporated by reference to the Exhibits filed with APS Holding's Form 10-Q for the Quarter ended October 25, 1993.

(7) Incorporated by reference to the Exhibits filed with APS Holding's Annual Report on Form 10-K for year ended January 29, 1994.

(8) Incorporated by reference to the Exhibits filed with APS Holding's Form 10-Q for the Quarter ended April 25, 1994.

(9)  Not used.

(10) Incorporated by reference to the Exhibits filed with APS Holding's Form 8-K, as amended, dated September 26, 1994.

(11) Not used.

(12) Incorporated by reference to the Exhibits filed with APS Holding's Form 10-Q for the Quarter ended April 25, 1995.

(13) Incorporated by reference to the Exhibits filed with APS Holding's Form 10-Q for the Quarter ended July 25, 1995.

(14) Incorporated by reference to the Exhibits filed with APS Holding's Form 8-K dated January 25,1996.

(15) Incorporated by reference to the Exhibits filed with APS Holding's Form 8-K/A dated January 25, 1996.

(16) Incorporated by reference to the Exhibits filed with APS Holding's Form 10-Q for the Quarter ended April 25, 1996.

(17) Incorporated by reference to the Exhibits filed with APS Holding Corporation's Registration Statement on Form S-8, Registration No. 333-10217.

(18) Incorporated by reference to the Exhibits filed with APS Holding's Form 10-Q for the Quarter ended October 25, 1996.