Form 10-Q
period 1997-04-25
APS HOLDING CORPORATION
filed 1997-06-09
CIK 860420

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended April 25, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 13,783,873 shares of the Registrant's Class A Common Stock outstanding as of the close of business on June 3, 1997. There were no shares outstanding of the Registrant's Class B Common Stock.

===============================================================================

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                            APS HOLDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                   ---------
                                 (IN THOUSANDS)

                       ASSETS                          APRIL 25, 1997   JANUARY 25, 1997
                                                       --------------   ----------------
                                                        (UNAUDITED)
Current assets:
  Cash and cash equivalents ..........................   $   12,558        $   13,370
  Accounts and notes receivable, less
    allowance of $10,625 and $11,164 .................      115,486           103,168
  Inventories ........................................      295,306           294,816
  Deferred tax asset .................................       20,439            19,789
  Prepaid expenses and other current assets ..........       26,067            35,543
                                                         ----------        ----------

                Total current assets .................      469,856           466,686

Property and equipment, less accumulated
  depreciation of $25,150 and $23,949 ................       44,999            44,483
Notes receivable, less current portion ...............       21,233            21,615
Intangible assets, net ...............................       46,716            47,073
Investment in available-for-sale securities ..........        4,091             3,977
Deferred costs and other assets ......................       15,215            14,371
                                                         ----------        ----------

                                                         $  602,110        $  598,205
                                                         ==========        ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Book overdrafts ....................................   $    5,306        $    6,306
  Current maturities of long-term debt (Note 4) ......      221,213            15,471
  Accounts payable ...................................      123,443           106,927
  Accrued liabilities ................................       32,469            44,359
                                                         ----------        ----------

               Total current liabilities .............      382,431           173,063

Long-term debt, less current maturities (Note 4) .....      101,581           305,941
Deferred tax liability ...............................        1,404             1,339
Deferred income and other liabilities ................        2,834             3,293
                                                         ----------        ----------

               Total liabilities .....................      488,250           483,636
                                                         ----------        ----------

Commitments and contingencies (Note 5) ...............         --                --
Redeemable preferred stock ...........................         --                --

Stockholders' equity:
  Class A common stock ...............................          138               137
  Class B common stock ...............................         --                --
  Additional paid-in capital .........................      155,518           155,363
  Accumulated deficit ................................      (42,648)          (41,712)
  Treasury stock .....................................         (120)             (120)
  Unrealized gain on available-for-sale securities ...          972               901
                                                         ----------        ----------

               Total stockholders' equity ............      113,860           114,569
                                                         ----------        ----------

                                                         $  602,110        $  598,205
                                                         ==========        ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                            APS HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   ---------

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)


                                                                    THREE MONTHS          THREE MONTHS
                                                                        ENDED                ENDED
                                                                   APRIL 25, 1997        APRIL 25, 1996
                                                                   --------------        --------------
Net sales .....................................................        $ 211,743            $ 217,566
Cost of goods sold ............................................          140,000              144,200
                                                                       ---------            ---------

     Gross profit .............................................           71,743               73,366

Selling, general and administrative expenses ..................           67,275               65,815
                                                                       ---------            ---------

     Operating income .........................................            4,468                7,551

Interest income ...............................................            1,265                1,363
Other income ..................................................               50                  273
                                                                       ---------            ---------

     Income before interest expense and income taxes ..........            5,783                9,187

Interest expense ..............................................            7,317                7,001
                                                                       ---------            ---------

     Income (loss) before income taxes ........................           (1,534)               2,186

Income tax provision (benefit) ................................             (598)                 831
                                                                       ---------            ---------

    Net income (loss) .........................................        $    (936)           $   1,355
                                                                       =========            =========

Net income (loss) per share ...................................        $   (0.07)           $    0.10
                                                                       =========            =========

Weighted average common shares outstanding ....................           13,769               13,885
                                                                       =========            =========


   The accompanying notes are an integral part of the consolidated financial statements.

                            APS HOLDING CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED APRIL 25, 1997

                                   ---------

                                 (IN THOUSANDS)

                                  (UNAUDITED)


                                         CLASS A
                                      COMMON STOCK     ADDITIONAL                 TREASURY                     TOTAL
                                     ---------------    PAID-IN    ACCUMULATED      STOCK,      UNREALIZED  STOCKHOLDERS'
                                     SHARES   AMOUNT    CAPITAL      DEFICIT       AT COST        GAIN         EQUITY
                                     ------   ------   ----------  -----------    ----------    ----------  ------------
Balance at beginning of period ...   13,764   $  137   $  155,363   $  (41,712)   $     (120)   $      901   $  114,569

Exercise of stock options ........       14        1          155         --            --            --            156

Unrealized gain on available-
  for-sale securities ............     --       --           --           --            --              71           71

Net loss for the period ..........     --       --           --           (936)         --            --           (936)
                                     ------   ------   ----------   ----------    ----------    ----------   ----------

Balance at April 25, 1997 ........   13,778   $  138   $  155,518   $  (42,648)   $     (120)   $      972   $  113,860
                                     ======   ======   ==========   ==========    ==========    ==========   ==========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                            APS HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   ---------

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                    THREE MONTHS   THREE MONTHS
                                                                        ENDED          ENDED
                                                                   APRIL 25, 1997  APRIL 25, 1996
                                                                   --------------  --------------
Cash flows from operating activities:
  Net income (loss) ................................................   $   (936)      $  1,355

  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

       Depreciation and amortization ...............................      3,142          2,756

       Amortization of debt issue costs ............................        295            197

       Provision for bad debts .....................................        318          1,481

       Income from supply agreement ................................        (50)          (273)

       Deferred income taxes .......................................       (585)           688

       Change in operating assets and liabilities:

           Accounts receivable .....................................    (11,655)        (8,249)

           Inventories .............................................       (112)       (11,134)

           Prepaid expenses and other current assets ...............      9,477          4,580

           Accounts payable ........................................     16,516         24,136

           Accrued liabilities .....................................    (11,890)           686

           Other assets and liabilities ............................     (2,767)        (4,518)
                                                                       --------       --------

             Net cash provided by operating activities .............      1,753         11,705
                                                                       --------       --------

Cash flows from investing activities:

  Investment in notes receivable ...................................     (2,275)        (1,547)

  Proceeds from repayment of notes receivable ......................      1,676          7,630

  Business acquisitions, net of cash acquired ......................       (543)        (2,286)

  Capital expenditures .............................................     (1,961)        (2,013)

  Proceeds from sale of intangible assets ..........................       --            3,500
                                                                       --------       --------
             Net cash provided by (used in) investing activities ...     (3,103)         5,284
                                                                       --------       --------

Cash flows from financing activities:

  Change in book overdrafts ........................................     (1,000)        (2,512)

  Net borrowings under revolving credit agreement ..................      5,200         (8,300)

  Retirement of long-term debt .....................................     (3,818)        (3,319)

  Exercise of stock options ........................................        156           --
                                                                       --------       --------

             Net cash provided by (used in) financing activities ...        538        (14,131)
                                                                       --------       --------

Net increase (decrease) in cash and cash equivalents ...............       (812)         2,858


Cash and cash equivalents at beginning of period ...................     13,370          7,886
                                                                       --------       --------

Cash and cash equivalents at end of period .........................   $ 12,558       $ 10,744
                                                                       ========       ========

Supplemental disclosures:
  Cash paid for interest ...........................................   $  3,842       $  2,562
                                                                       ========       ========
  Cash paid for income taxes .......................................   $     30       $     17
                                                                       ========       ========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                            APS HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ---------

1.  BASIS OF PRESENTATION:

         The consolidated balance sheet of APS Holding Corporation and subsidiaries (the "Company") at January 25, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at April 25, 1997, the consolidated statements of operations for the three months ended April 25, 1997 and 1996, the consolidated statement of changes in stockholders' equity for the three months ended April 25, 1997 and the consolidated statements of cash flows for the three months ended April 25, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months ended April 25, 1997 are not necessarily indicative of the operating results for a full year or of future operations.

         Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended January 25, 1997.

         Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Such reclassifications did not affect net income, stockholders' equity or cash flows for any period.


2.  NEW ACCOUNTING PRINCIPLES:

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, entitled "Earnings per Share" ("SFAS No. 128"), in February 1997. SFAS No. 128 establishes standards to replace the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company is required to adopt the computation, presentation and disclosure requirements of SFAS No. 128 for the fiscal year ending January 31, 1998. The Company's basic loss per share and diluted loss per share under SFAS No. 128 would have each been $0.07 for the three months ended April 25, 1997.


3.  COST TO EXIT ACTIVITIES:

         The Company's financial statements at January 25, 1997 included liabilities and reserves in the aggregate amount of $5.6 million for costs related to the closure and consolidation of certain facilities and administrative functions in connection with programs of rationalization implemented by the Company during the fiscal year ended January 25, 1996 following its acquisition of Parts, Inc. from GKN Parts Industries Corporation ("GKN"). The Company attained a majority of the programs' objectives during the year ended January 25, 1997 and expects final completion of such programs during the fiscal year ending January 30, 1999. During the quarter ended April 25, 1997, the Company charged approximately $0.8 million against such liabilities and reserves, including approximately $0.2 million of employee termination and relocation costs.

                            APS HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ---------


4.  CREDIT AGREEMENT COVENANTS:

         Effective as of April 25, 1997, the Company obtained a waiver of its first quarter Consolidated Leverage Ratio covenant requirement under its amended and restated senior bank credit agreement (the "Credit Agreement") with a syndicate of bank lenders led by The Chase Manhattan Bank (the "Senior Lenders"). Such waiver will be effective until July 15, 1997. Prior to the expiration of such waiver, the Company intends to propose to the Senior Lenders that the Consolidated Leverage Ratio and certain other financial covenant requirements of the Credit Agreement be amended. While the Company does not believe it likely to occur, in the event that the Senior Lenders do not approve any necessary amendments, at any time after July 15, 1997, the Senior Lenders could accelerate the maturity of outstanding loans under the Credit Agreement. The Senior Lenders have been supportive of the Company in the past, and the Company believes that they will be receptive to considering any appropriate changes, but no assurance can be given in this regard. Accordingly, the entire amount outstanding under the Credit Agreement has been classified as a current liability at April 25, 1997.


5.  LITIGATION:

         The Company is involved in various claims and disputes arising in the normal course of business, including the matter of Barry S. Lamm and Lamm Auto Stores, Inc. v. Parts, Inc., Parts Plus, et al, which was filed in The Circuit Court of Mobile County, Alabama on June 21, 1996. The plaintiff in such case seeks both compensatory and punitive damages in making a number of claims, including both willful and reckless misrepresentation, suppression of material fact, promissory fraud (all in violation of the Code of Alabama), and conspiracy, breach of contract and intentional interference with contractual or business relationships, all in connection with the operation of an automotive parts business by the plaintiff while a customer of Parts, Inc. Discovery is continuing in such action. The Company believes that the costs of defending such action as well as any loss that could be sustained by the Company as a result of an adverse decision in such action, are the subject of a contractual indemnification by GKN. The Company has made a claim for indemnity to GKN, which has neither been accepted nor denied.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

        Presented below is a summary of unaudited financial operating information for the three months ended April 25, 1997 and 1996 (dollars in thousands):

                                                   THREE MONTHS             THREE MONTHS
                                                      ENDED                     ENDED
                                                  APRIL 25, 1997    %      APRIL 25, 1996    %
                                                  --------------  -----    --------------   -----
Net sales .......................................     $ 211,743   100.0        $ 217,566    100.0
Cost of goods sold ..............................       140,000    66.1          144,200     66.3
Gross profit ....................................        71,743    33.9           73,366     33.7
Selling, general and administrative expenses ....        67,275    31.8           65,815     30.3
Operating income ................................         4,468     2.1            7,551      3.5
Net income (loss) ...............................          (936)   (0.4)           1,355      0.6


Fiscal Year 1998 Compared to Fiscal Year 1997

         Net sales for the three months ended April 25, 1997 decreased $5.8 million or 2.7% from the corresponding period of the prior fiscal year. Such decrease was primarily attributable to the impact of the integration of Parts, Inc. ("PI"), which was acquired by the Company on January 25, 1996 (the "PI Acquisition"). As anticipated by the Company's management, during such integration, which occurred primarily during the second through fourth quarters of the fiscal year ended January 25, 1997 ("Fiscal Year 1997"), approximately one-fifth of the more than 125 PI company-owned stores were closed or sold and approximately one-third of the over 850 former PI associate jobbers were not changed over to the Company's product lines. In addition, due to facility closures, continuing general softness in demand for the Company's products and increasing competitive pressures, sales from the Company's traditional businesses (i.e. distribution centers and Company-owned stores) were lower than expected and the Company was not able to fully replace the lost PI related business.

         Cost of goods sold consists primarily of the purchase cost of products sold. Cost of goods sold for the three months ended April 25, 1997 decreased $4.2 million or 2.9% from the corresponding period of the prior fiscal year. The dollar decrease in cost of goods sold principally resulted from the decrease in sales discussed above. Cost of goods sold as a percentage of net sales for the three months ended April 25, 1997 decreased slightly compared to that of the corresponding period of the prior year. Lower gross profit margins at the Company's traditional businesses (primarily resulting from additional sales programs offering reduced selling prices and fewer services) were almost completely offset by the impact of the sales mix containing more ISW sales, which have higher gross profit margins than the Company's traditional businesses. The Company expects gross profit margins for the ISW business to continue to be higher (as a percentage of sales) than for its traditional businesses, although no assurance can be given in this regard. See "Business Initiatives", below. The Company also intends to continue adding jobbers to sales programs offering reduced selling prices and fewer services and, consequently, gross profit margins at its traditional businesses could continue to decrease in future periods. In the fourth quarter of Fiscal Year 1997, the Company recorded a charge of approximately $11.8 million for an inventory loss adjustment for the ISW business, a portion of which may be attributable to earlier quarters of Fiscal Year 1997. As a result, cost of goods sold for the three months ended April 25, 1997 may not be comparable to cost of goods sold for the corresponding period of the prior year.

         Selling, general and administrative expenses, which include depreciation and amortization, for the three months ended April 25, 1997 increased $1.5 million or 2.2% compared to the corresponding period of the prior year. The dollar increase in selling, general and administrative expenses resulted from the operation of more ISWs as well as from continuing performance and execution issues in such business. See "Business Initiatives", below. Selling, general and administrative expenses for the three months ended April 25, 1997 as a percentage of sales also increased over the corresponding period of the prior year due to the sales mix containing a higher percentage of sales by ISWs, which have higher operating costs as a percentage of sales than the Company's traditional businesses. Such increases in selling, general and administrative expenses in the ISW business were offset in part by decreases in such expenses at the Company's traditional businesses due to the closure and consolidation of certain facilities. The Company believes that with the consolidation of certain PI distribution centers into those of the Company and the completion of the integration of PI into the Company, selling, general and administrative expenses (as a percentage of net sales) for the Company's traditional businesses should decline in future periods, although no assurance can be given in this regard.

         Operating income for the three months ended April 25,1997 decreased $3.1 million or 40.8% compared to the corresponding period of the prior year, primarily due to the factors discussed above.

         Interest income for the three months ended April 25, 1997 was $1.3 million, a decrease of $0.1 million or 7.2%, compared to $1.4 million for the corresponding period of the prior year. The decrease was primarily due to a lower average notes receivable balance outstanding during the three months ended April 25, 1997.

         Other income for the three months ended April 25, 1997 was $50,000 compared to $0.3 million for the corresponding period of the prior year. Such amounts represent the portion allocable to such periods of a $6.0 million payment received from a supplier for entering into a ten year supply agreement in April 1993 (the "Supply Agreement"). Such payment was deferred and is being recognized as income on an accelerated basis over the term of the Supply Agreement; thus, when compared to previous periods, the amount of revenue recognized from such payment has declined.

         Interest expense for the three months ended April 25, 1997 was $7.3 million (3.5% of net sales) compared to $7.0 million (3.2% of net sales) for the corresponding period of the prior year. The increase in interest expense was principally due to the Company's higher average borrowings under the revolving credit facility during the three months ended April 25, 1997 and increased interest rates. The increase in interest rates resulted in part from an increase in the margins applicable to various types of loans under the Company's senior bank credit agreement (the "Credit Agreement") due to the weakening of certain of the Company's financial ratios and, to a lesser extent, from an increase in the prime rate charged by the Company's bank lenders. The extent of future increases in interest expense will depend on a number of factors, including the magnitude of increases in borrowing levels, the Company's ability to improve certain financial ratios, changes in interest rates and the extent to which the Company continues its expansion efforts utilizing borrowed funds.

         Income taxes for the three months ended April 25, 1997 were a benefit of $0.6 million, compared to income tax expense of $0.8 million for the corresponding period of the prior year. The combined applicable federal and state statutory tax rate is expected to approximate 39% during the fiscal year ending January 31, 1998 ("Fiscal Year 1998").

         Net loss for the three months ended April 25, 1997 was $0.9 million compared to net income of $1.4 million for the corresponding period of the prior year. The decrease in net income was primarily a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows. For the three months ended April 25, 1997, operating activities provided net cash of approximately $1.8 million, due primarily to increases in accounts payable and decreases in prepaid expenses, offset in part by increases in accounts receivable and decreases in accrued liabilities. Investing activities utilized $3.1 million of cash, principally consisting of capital expenditures and investments in customer notes receivable. Financing activities provided $0.5 million of cash, primarily from increased long-term borrowings.

         For three months ended April 25, 1996, operating activities provided net cash of approximately $11.7 million, resulting primarily from increases in accounts payable offset by increases in accounts receivable and inventories.

Investing activities provided $5.3 million of cash, primarily from proceeds from the repayment of customer notes receivable and from proceeds from the sale of the Company's interest in the "Parts Plus" group of marks which had been acquired by the Company in the PI Acquisition. Such proceeds were partially offset by capital expenditures and business acquisitions. Financing activities utilized $14.1 million of cash, principally resulting from net repayments under the Company's revolving credit facility and retirement of long-term debt.

         Working Capital. The Company's working capital decreased to $87.4 million at April 25, 1997, including $12.6 million in cash and cash equivalents, from $293.6 million at January 25, 1997, including $13.4 million of cash and cash equivalents. Such decrease in working capital is principally due to the reclassification of the Company's outstanding debt under the Credit Agreement from long-term to current liabilities as of April 25, 1997. See "Credit Agreement" below. Excluding such reclassification, current assets and current liabilities increased by $3.2 million and $4.1 million, respectively during the three months ended April 25, 1997. Such increases are primarily attributable to seasonal increases in accounts receivable and accounts payable, offset, to some extent, by decreases in prepaid expenses and other current assets and liabilities. Looking forward, the Company currently intends to return over $20.0 million of excess and slow moving inventory to its suppliers over the remainder of Fiscal Year 1998, the proceeds of which would be used to reduce indebtedness under the Credit Agreement. Certain additional inventory may be returned in connection with certain facility closures. See "Business Initiatives", below. As a result, the Company's working capital could decrease during the remainder of Fiscal Year 1998, although no assurance can be given in this regard.

         Credit Agreement. Concurrently with the PI Acquisition, the Company entered into the Credit Agreement with a syndicate of bank lenders led by The Chase Manhattan Bank, formerly known as Chemical Bank (the "Senior Lenders"). As of April 25, 1997, the Company had aggregate borrowings under the Credit Agreement of $220.8 million, consisting of $172.5 million and $48.3 million in borrowings outstanding under the revolving credit facility and term loan facility, respectively, and approximately $8.4 million in outstanding letters of credit under the Credit Agreement. Amounts outstanding under the revolving credit facility and term loan facility mature on December 31, 2000 and December 31, 1999, respectively. Undrawn amounts under the revolving credit facility, net of the aggregate face amount of letters of credit outstanding under the Credit Agreement, may be used for working capital and other business needs, subject to compliance with a borrowing base requirement and other customary borrowing conditions. Borrowing availability under the Credit Agreement at April 25, 1997, after taking into account borrowing base restrictions and outstanding letters of credit, was $28.8 million. Borrowings under the Credit Agreement bear interest at variable rates based in part upon the Company attaining certain financial ratios. Effective as of January 25, 1997, the Net Worth covenant requirement of the Credit Agreement was amended to lower the minimum required Net Worth amount from $115.0 million to $109.8 million. Effective as of April 25, 1997, the Company also obtained a waiver of its first quarter Consolidated Leverage Ratio covenant requirement under the Credit Agreement. Such waiver will be effective until July 15, 1997. After giving effect to such amendment and such waiver, the Company was in compliance with these covenants as of April 25, 1997. Prior to the expiration of such waiver, the Company intends to propose to the Senior Lenders that the Consolidated Leverage Ratio and certain other financial covenant requirements of the Credit Agreement be amended. While the Company does not believe it likely to occur, in the event that the Senior Lenders do not approve any necessary amendments, at any time after July 15, 1997, the Senior Lenders could accelerate the maturity of outstanding loans under the Credit Agreement. The Senior Lenders have been supportive of the Company in the past, and the Company believes that they will be receptive to considering any appropriate covenant changes, although no assurance can be given in this regard. Accordingly, the entire amount outstanding under the Credit Agreement has been classified as a current liability at April 25, 1997.

         Interest Rate Swap Agreements. The Company entered into interest rate swap agreements to hedge interest costs and risks associated with variable interest rates. Such agreements, which cover a portion of the borrowings under the Credit Agreement, effectively convert variable-rate debt to fixed-rate debt with an effective per annum interest rate of approximately 7.1%. The aggregate notional principal amount of these agreements is $100.0 million, $75.0 million of which matures in June 1997 and $25.0 million of which matures in January 1998. The counterparties to such agreements are major financial institutions and, therefore, credit losses from counterparty nonperformance is not anticipated.

         Capital Expenditures and Acquisitions. Capital expenditures, excluding new business acquisitions, for both the three months ended April 25, 1997 and the three months ended April 25, 1996 were approximately $2.0 million. The Company estimates capital expenditures for the remainder of the Fiscal Year 1998 will be approximately $10.0 million primarily as a result of management information system enhancements.

         For the three months ended April 25, 1997, the Company's cash expenditures for business acquisitions totaled $0.5 million. In order to expand its business, the Company expects to continue to make occasional strategic acquisitions from time to time (although it does not currently intend to make any significant acquisitions) for cash and other consideration to the extent that its debt service requirements, financing agreement covenants, financial performance and funding availability permit. To meet the cash funding requirements for any business expansion efforts, the Company expects to draw on internally generated funds, borrowings under the Credit Agreement and other sources of liquidity, to the extent available, as discussed below. See "Business Initiatives", below.

         Sources of Liquidity. Since the completion of the Company's initial public offering and debt refinancing in 1993, the Company has pursued aggressive acquisition and ISW expansion programs, resulting in increased funding requirements. The principal sources of liquidity for the Company's operating requirements and business expansion have been internally generated funds from the operation of its traditional businesses, borrowings under the Credit Agreement and the proceeds from the issuance of the Company's 11.875% senior subordinated notes due 2006. The Company expects that the principal sources of liquidity for its future operating requirements and any business expansion efforts will be cash flows from the operation of its traditional businesses and, subject to obtaining any necessary amendments to the financial covenant requirements of the Credit Agreement, borrowings under the Credit Agreement. While the Company expects that such sources will provide sufficient working capital to operate its business, fund any future business expansion efforts, and pay down accounts payable as deferred payment terms obtained in connection with the PI Acquisition expire (see "Business Initiatives", below), there can be no assurance that such sources will prove to be sufficient. Further, the Company expects such sources will provide sufficient funds to meet its regularly scheduled debt service obligations (which have been significantly increased as a result of the PI Acquisition and related financing) prior to maturity of the revolving credit facility under the Credit Agreement, although there can be no assurances in this regard. The Company currently does not expect, however, to generate cash flow sufficient to fund the repayment of borrowings due under such revolving credit facility upon its maturity on December 31, 2000 and, accordingly, expects that it will seek to refinance such amounts prior to such maturity. No assurance can be given that such refinancing can be successfully accomplished.

BUSINESS INITIATIVES

         As indicated above, the Company has pursued aggressive acquisition and ISW expansion programs since its initial public offering in 1993. Such programs and, particularly with regard to Fiscal Year 1997, integrating PI into the Company's business have consumed significant financial and operating resources and demanded extensive managerial focus and attention. The Company has re-focused its efforts and resources from such aggressive growth programs to improving both the execution of its business strategy and its management information systems. During the remainder of Fiscal Year 1998, the Company currently plans to limit its growth to occasional small strategic acquisitions and to substantially reduce the number of ISW openings compared to prior years.


ISW Business

         During the three months ended April 25, 1997, the total number of ISW locations decreased from 272 to 262 due to the closure of 15 under-performing units, which had been previously designated for closure following a performance review, partially offset by the opening of five new units. The Company, as part of its overall business plan, may continue to add ISWs in the future, although the Company does not currently plan to add a significant number of ISWs in Fiscal Year 1998 and may close additional under-performing units. To date, operating margins for the ISW division have been below those of the Company's traditional businesses and, thus far, the ISW division has generally experienced operating losses. The Company's operating results have experienced and are expected to continue to experience earnings and cash flow pressure due to the number of less mature ISWs, the need for improvement of the execution of this division's business strategy and its systems and the expiration, generally after a period of six to fifteen months, of deferred payment terms extended to the Company by vendors in connection with the opening of new ISW locations.

          Looking forward, the Company remains convinced of the viability of the ISW concept, although the Company remains cautious in its outlook until the ISW business demonstrates sustained improvement in its operations. During Fiscal Year 1998, the Company has shifted its focus from aggressive growth of the ISW business to refining and improving both the execution of this division's business strategy and its systems. The Company's initiatives to achieve such improvement in execution have included changes in the ISW senior management team in Fiscal Year 1997. In addition, the Company conducted a comprehensive review of its under-performing ISW units resulting in the closure or consolidation of 25 of its under-performing ISW units in Fiscal Year 1997 and the closure or consolidation of an additional 15 such ISWs during the three months ended April 25, 1997, as discussed above. Such closures are expected to allow ISW management to focus its efforts and resources on the division's more productive units. In addition, the Company currently intends to return over $20.0 million of excess and slow moving ISW inventory to suppliers (the anticipated cost of which was accrued in Fiscal Year 1997) during the remainder of Fiscal Year 1998. Certain additional inventory may be returned in connection with the ISW closures described above. Such returns are expected to have a positive impact on the Company's interest expense in Fiscal Year 1998 as the proceeds from such returns are used to reduce its outstanding indebtedness under the Credit Agreement. The Company's initiatives to improve the ISW division's systems and controls include the development of a centralized management system for the ISW business, as well as for the Company's traditional businesses, with a particular focus on inventory and expense controls and working capital management. The Company expects to implement such system in multiple phases beginning in the third quarter of Fiscal Year 1998 and extending through the fourth quarter of the fiscal year ending January 30, 1999. In addition, the Company is currently developing a new accounts receivable system which will facilitate collection of accounts receivable and improve working capital management in the ISW business, as well as for the Company's traditional businesses. The Company expects to begin implementing such system in the third quarter of Fiscal Year 1998 and currently expects completion in the first quarter of Fiscal Year 1999.

Traditional Business Initiatives

         In connection with its overall business strategy of controlled growth and improved execution of its operations, the Company has undertaken certain additional initiatives in connection with its traditional businesses. During Fiscal Year 1997, the Company added two new senior executives to strengthen the management team in the areas of Company-owned stores and finance. In addition, the Company closed or consolidated approximately 25 under-performing Company-owned stores during Fiscal Year 1997, seven additional stores in the three months ended April 25, 1997 and currently intends to close or consolidate an estimated additional 17 under-performing stores in the second quarter of Fiscal Year 1998. Such closures are expected to enable management to focus its efforts and resources on more productive facilities. In connection with the program initiated in the fiscal year ended January 27, 1996 to rationalize facilities owned by the Company prior to the PI Acquisition, in April 1997 the Company announced the closure and consolidation of its distribution center located in Columbus, Ohio into its distribution center located in Gallipolis, Ohio. Such consolidation is expected to eliminate certain redundant operations and improve operating efficiency. In addition, the Company's efforts to improve its operating systems, including by installing the accounts receivable and central management systems currently under development for the ISW business, as discussed above, are expected to improve inventory and expense control and working capital management at the Company's traditional businesses as well.

Integration of PI

         The Company has substantially completed its integration of PI's operations into the operations of the Company. The full realization of the potential benefits of the PI Acquisition, however, remains dependent upon a variety of factors, including the retention of the remaining PI jobbers, and achieving further reductions in selling, general and administrative expenses through the consolidation, closure or more efficient operation of certain operating and administrative facilities and functions. At the time of the PI Acquisition, the PI distribution network was comprised of approximately 850 parts stores owned by PI associated jobbers and more than 125 company-owned stores. At April 25, 1997, in line with management's expectations, approximately one-fifth of the PI company-owned stores had been closed or sold and approximately one-third of the former PI associated jobbers had not changed over to the Company's product lines. Changeover activities associated with such jobbers and company-owned stores are substantially complete. There can be no assurance as to the extent to which the Company will be able to fully realize the potential benefits of the PI Acquisition or the timing of such realization. While certain of these benefits have been realized to date, failure to achieve a substantial portion of the remaining benefits within the time frame expected by the Company could materially and adversely affect the Company's future results of operations and financial position.

          In connection with the PI Acquisition, the Company realized a significant cash flow benefit resulting from the deferral of a significant amount of accounts payable owed to suppliers. Such deferred payment terms will require the Company to make payments of approximately $8.0 million during the remainder of Fiscal Year 1998 and $6.0 million and $16.8 million in the fiscal years ending January 1999 and 2000, respectively.


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

NEW ACCOUNTING STANDARDS

         The FASB issued Statement of Financial Accounting Standards No. 128, entitled "Earnings per Share" ("SFAS No. 128"), in February 1997. SFAS No. 128 requires standards to replace the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company is required to adopt the computation, presentation and disclosure requirements of SFAS No. 128 for the fiscal year ending January 31, 1998. The Company's basic loss per share and diluted loss per share under SFAS No. 128 would have both been $0.07 for the three months ended April 25, 1997.

FORWARD LOOKING INFORMATION

         The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations", "Liquidity and Capital Resources" and "Business Initiatives" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Quarterly Report could differ materially from those contemplated by such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including without limitation the portions of such statements under the captions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  A.  EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
10.1.24        Waiver, dated as of April 25, 1997, to the Amended and Restated
               Credit Agreement dated as of January 25, 1996, among A.P.S.,
               Inc., the several lenders from time to time parties thereto, and
               Chemical Bank, as agent.

10.2.3         Loanout Agreement, dated as of March 4, 1997, among APS Holding
               Corporation, A.P.S., Inc., and Clayton, Dubilier & Rice, Inc.

10.4.5         Letter agreement dated March 20, 1997 between Standard Motor
               Products, Inc. and A.P.S., Inc. (the "Extension Agreement") amending the Sales and Distribution Agreement, made as of October 6, 1989, by and between Standard Motor Products Company,
               Inc. and A.P.S., Inc. for Tune-up Products, as amended, and the Sales Distribution Agreement, made as of October 6, 1989, between Standard Motor Products Company, Inc. and A.P.S., Inc.
               for Temperature Control Products, as amended. (Certain portions of the Extension Agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

11.1           Statement re Computation of Income Per Share

12.0           Statement re Computation of Earnings to Fixed Charges

27             Financial Data Schedule


  B.  REPORTS ON FORM 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       APS HOLDING CORPORATION



Date: June 6, 1997               By:     /s/ HUBBARD C. HOWE
                                    --------------------------------------------
                                    Hubbard C. Howe, Chairman of the Board
                                      and Interim Chief Executive Officer


Date: June 6, 1997               By:     /s/ JOHN L. HENDRIX
                                    --------------------------------------------
                                    John L. Hendrix, Senior Vice President
                                          and Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
10.1.24        Waiver, dated as of April 25, 1997, to the Amended and Restated
               Credit Agreement dated as of January 25, 1996, among A.P.S.,
               Inc., the several lenders from time to time parties thereto, and
               Chemical Bank, as agent.

10.2.3         Loanout Agreement, dated as of March 4, 1997, among APS Holding
               Corporation, A.P.S., Inc., and Clayton, Dubilier & Rice, Inc.

10.4.5         Letter agreement dated March 20, 1997 between Standard Motor
               Products, Inc. and A.P.S., Inc. (the "Extension Agreement") amending the Sales and Distribution Agreement, made as of October 6, 1989, by and between Standard Motor Products Company,
               Inc. and A.P.S., Inc. for Tune-up Products, as amended, and the Sales Distribution Agreement, made as of October 6, 1989, between Standard Motor Products Company, Inc. and A.P.S., Inc.
               for Temperature Control Products, as amended. (Certain portions of the Extension Agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

11.1           Statement re Computation of Income Per Share

12.0           Statement re Computation of Earnings to Fixed Charges

27             Financial Data Schedule