Form 10-Q
period 1997-07-25
APS HOLDING CORPORATION
filed 1997-09-08
CIK 860420

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended July 25, 1997

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

There were 13,795,627 shares of the Registrant's Class A Common Stock outstanding as of the close of business on August 26, 1997. There were no shares outstanding of the Registrant's Class B Common Stock.

===============================================================================

                            APS HOLDING CORPORATION

                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                       ------
PART I.  FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements and Notes                                                    3

   Item 2. Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                                  9


PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                                              17

                         PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                            APS HOLDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              JULY 25, 1997  JANUARY 25, 1997
                                                                              -------------  ----------------
                                                                                (UNAUDITED)
                              ASSETS
Current Assets:
     Cash and cash equivalents ............................................     $   12,461      $   13,370
     Accounts and notes receivable, less allowance of $12,792
       and $11,164  .......................................................        115,263         103,168
     Inventories ..........................................................        278,672         294,816
     Deferred tax asset ...................................................         25,381          19,789
     Prepaid expenses and other current assets ............................         25,651          35,543
                                                                                ----------      ----------

                    Total current assets ..................................        457,428         466,686

     Property and equipment, less accumulated depreciation of
       $28,575 and $23,949  ...............................................         43,577          44,483
     Notes receivable, less current portion ...............................         21,313          21,615
     Intangible assets, net ...............................................         46,182          47,073
     Investment in available-for-sale-securities ..........................          1,364           3,977
     Deferred costs and other assets ......................................         14,480          14,371
                                                                                ----------      ----------

                                                                                $  584,344      $  598,205
                                                                                ==========      ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Book overdrafts ......................................................     $    6,976      $    6,306
     Current maturities of long-term debt (Note 4)  .......................         16,445          15,471
     Accounts payable .....................................................         96,040         106,927
     Accrued liabilities ..................................................         40,850          44,359
                                                                                ----------      ----------

                    Total current liabilities .............................        160,311         173,063

Long-term debt, less current maturities (Note 4)  .........................        316,570         305,941
Deferred tax liability ....................................................            676           1,339
Deferred income and other liabilities .....................................          4,150           3,293
                                                                                ----------      ----------

                    Total liabilities .....................................        481,707         483,636
                                                                                ----------      ----------

Commitments and contingencies (Note 5)  ...................................             --              --
Redeemable preferred stock ................................................             --              --

Stockholders' equity
     Class A common stock .................................................            138             137
     Class B common stock .................................................             --              --
     Additional paid-in capital ...........................................        155,601         155,363
     Accumulated deficit ..................................................        (52,298)        (41,712)
     Treasury stock .......................................................           (120)           (120)
     Unrealized (loss) gain................................................           (684)            901
                                                                                ----------      ----------

                    Total stockholders' equity ............................        102,637         114,569
                                                                                ----------      ----------

                                                                                $  584,344      $  598,205
                                                                                ==========      ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            APS HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                             THREE MONTHS       THREE MONTHS       SIX MONTHS         SIX MONTHS
                                                                 ENDED              ENDED             ENDED              ENDED
                                                             JULY 25, 1997      JULY 25, 1996     JULY 25, 1997      JULY 25, 1996
                                                             -------------      -------------     -------------      -------------
Net sales ................................................   $     220,391      $     234,305     $     432,134      $     451,871
Cost of goods sold .......................................         150,755            155,248           290,755            299,440
                                                             -------------      -------------     -------------      -------------

          Gross profit ...................................          69,636             79,057           141,379            152,431

Selling, general and administrative expenses .............          68,618             64,430           135,893            130,253
Asset impairment and restructuring charge ................           8,726                 --             8,726                 --
                                                             -------------      -------------     -------------      -------------

          Operating income (loss) ........................          (7,708)            14,627            (3,240)            22,178

Interest income ..........................................           1,258              1,449             2,523              2,812
Other income .............................................              50                 50               100                323
                                                             -------------      -------------     -------------      -------------

          Income (loss) before interest expense and
          income taxes ...................................          (6,400)            16,126              (617)            25,313

Interest expense .........................................           7,747              6,682            15,064             13,683
                                                             -------------      -------------     -------------      -------------

          Income (loss) before income taxes ..............         (14,147)             9,444           (15,681)            11,630

Income tax provision (benefit)  ..........................          (4,497)             3,481            (5,095)             4,312
                                                             -------------      -------------     -------------      -------------

          Net income (loss)  .............................   $      (9,650)     $       5,963     $     (10,586)     $       7,318
                                                             =============      =============     =============      =============

Net income (loss) per share ..............................   $       (0.70)     $        0.43     $       (0.77)     $        0.53
                                                             =============      =============     =============      =============

Weighted average common shares outstanding ...............          13,780             13,920            13,775             13,902
                                                             =============      =============     =============      =============


               The accompanying notes are an integral part of the
                      consolidated financial statements.

                            APS HOLDING CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JULY 25, 1997


                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                  CLASS A
                                               COMMON STOCK        ADDITIONAL                TREASURY   UNREALIZED      TOTAL
                                           ---------------------    PAID-IN   ACCUMULATED     STOCK,       GAIN      STOCKHOLDERS'
                                            SHARES       AMOUNT     CAPITAL     DEFICIT      AT COST      (LOSS)        EQUITY
                                           ---------   ---------   ---------   ---------    ---------    ---------    ---------
Balance at beginning of period .........      13,764   $     137   $ 155,363   ($ 41,712)   ($    120)   $     901    $ 114,569
Exercise of stock options ..............          25           1         238          --           --           --          239
Unrealized (loss) gain  ................          --          --          --          --           --       (1,585)      (1,585)
Net loss for the period ................          --          --          --     (10,586)          --           --      (10,586)
                                           ---------   ---------   ---------   ---------    ---------    ---------    ---------

Balance at July 25, 1997  ..............      13,789   $     138   $ 155,601   ($ 52,298)   ($    120)   ($    684)   $ 102,637
                                           =========   =========   =========   =========    =========    =========    =========



               The accompanying notes are an integral part of the
                      consolidated financial statements.

                            APS HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    SIX MONTHS       SIX MONTHS
                                                                                       ENDED            ENDED
                                                                                   JULY 25, 1997   JULY 25, 1996
                                                                                   -------------   -------------
Cash flows from operating activities:
     Net income (loss)  ........................................................     $  (10,586)     $    7,318
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
          Provision for asset impairment and restructuring charges .............          8,726              --
          Depreciation and amortization ........................................          6,342           5,630
          Amortization of debt issue costs .....................................            591             393
          Provision for bad debts ..............................................          3,670           2,319
          Inventory write-off in connection with closures ......................          1,268              --
          Income from supply agreement .........................................           (100)           (323)
          Deferred income taxes ................................................         (5,227)           (182)
          Change in operating assets and liabilities:
             Accounts receivable ...............................................        (14,371)        (14,819)
             Inventories .......................................................         16,521          (5,753)
             Prepaid expenses and other current assets .........................          9,905           8,742
             Accounts payable ..................................................        (10,887)         17,648
             Accrued liabilities ...............................................         (9,078)          1,977
             Other assets and liabilities ......................................         (2,647)         (6,695)
                                                                                     ----------      ----------

             Net cash provided by (used in) operating activities ...............         (5,873)         16,255
                                                                                     ----------      ----------

Cash flows from investing activities:
     Capital expenditures ......................................................         (4,435)         (4,738)
     Investment in notes receivable ............................................         (8,504)         (3,933)
     Proceeds from repayment of notes receivable ...............................          7,229           8,781
     Business acquisitions, net of cash acquired ...............................         (1,839)         (3,367)
     Proceeds from disposition of assets .......................................             --           3,500
                                                                                     ----------      ----------

             Net cash provided by (used in) investing activities ...............         (7,549)            243
                                                                                     ----------      ----------

Cash flows from financing activities:
     Retirement of long-term debt ..............................................         (7,637)         (6,707)
     Net borrowings under revolving credit agreement ...........................         19,240          (4,500)
     Change in book overdrafts .................................................            670           1,289
     Exercise of stock options .................................................            240              15
                                                                                     ----------      ----------

             Net cash provided by (used in) financing activities ...............         12,513          (9,903)
                                                                                     ----------      ----------

Net increase (decrease) in cash and cash equivalents ...........................           (909)          6,595
                                                                                     ----------      ----------
Cash and cash equivalents at beginning of period ...............................         13,370           7,886
                                                                                     ----------      ----------
Cash and cash equivalents at end of period .....................................     $   12,461      $   14,481
                                                                                     ==========      ==========

Supplemental disclosures:
     Cash paid for interest ....................................................     $   14,126      $   11,706
                                                                                     ==========      ==========
     Cash paid (received) for income taxes .....................................     $   (4,104)     $      841
                                                                                     ==========      ==========


               The accompanying notes are an integral part of the
                      consolidated financial statements.

                            APS HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

1.  BASIS OF PRESENTATION:

         The consolidated balance sheet of APS Holding Corporation and subsidiaries (the "Company") at January 25, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at July 25, 1997, the consolidated statements of operations for the three months and six months ended July 25, 1997 and 1996, the consolidated statement of changes in stockholders' equity for the six months ended July 25, 1997 and the consolidated statements of cash flows for the six months ended July 25, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months and six months ended July 25, 1997 are not necessarily indicative of the operating results for a full year or of future operations.

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

         Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Such reclassifications did not affect net income or loss, stockholders' equity or cash flows for any period.


2.  NEW ACCOUNTING STANDARDS:

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, entitled "Earnings per Share" in February 1997. SFAS No. 128 requires standards to replace the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company is required to adopt the computation, presentation and disclosure requirements of SFAS No. 128 for the fiscal year ending January 31, 1998. The Company's basic loss per share and diluted loss per share under SFAS No. 128 would have each been $0.70 for the three months and $0.77 for the six months ended July 25, 1997, respectively.

         The Company is currently reviewing SFAS No. 130, entitled "Reporting Comprehensive Income" and SFAS No. 131, entitled "Disclosures About Segments of an Enterprise and Related Information", but has not yet determined when it will adopt the provisions of these statements. SFAS No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 requires that disclosure be made with respect to and establishes standards for the manner in which public business enterprises report selected information about operating segments in interim financial reports issued to shareholders.


3.  ASSET IMPAIRMENT AND RESTRUCTURING CHARGES:

         During the quarter ended July 25, 1997, the Company commenced implementation of a comprehensive program for reducing costs and achieving profitability. As part of such program, and in order to position the Company to achieve improved operating performance, the Company intends to consolidate redundant administrative functions and to close certain under-performing facilities. Upon completion, which is expected by the end of the fiscal year ending January 31, 1998, the program is expected to result in the closure of an estimated 50 Installers' Service Warehouse units ("ISW") and 15 Company-owned stores. Aggregate revenue from such facilities was approximately $6.4 million and approximately $12.8 million during the three and six months ended July 25, 1997, respectively, compared to approximately $7.0 million and

                            APS HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

approximately $12.7 million, for the corresponding periods of the prior fiscal year. Aggregate losses before income taxes and after overhead allocations from such facilities were approximately $0.8 million and approximately $1.6 million for the three and six months ended July 25, 1997, respectively, compared to approximately $0.3 million and approximately $0.5 million for the corresponding periods of the prior fiscal year. As a result of such program, during the three months ended July 25, 1997, the Company recorded a restructuring charge of approximately $8.7 million. Such charge consisted of approximately $2.2 million for estimated costs to close facilities, approximately $1.4 million of employee severance benefits related to personnel reductions of approximately 570 employees, approximately $3.2 million for future lease and related obligations and approximately $1.9 million of asset impairments. Approximately $0.5 million of the costs provided for in such charges were paid during the quarter ended July 25, 1997 (primarily for severance benefits of approximately 200 employees) and approximately $6.3 million were recorded as liabilities at July 25, 1997. In addition, cost of goods sold for the three months and six months ended July 25, 1997, includes a charge of approximately $1.3 million for inventory write-offs expected in connection with facility closures, and selling, general and administrative expenses for the three months and six months ended July 25, 1997, include approximately $1.8 million for incremental bad debt expected in connection with such closures.

         The Company's financial statements at January 25, 1997 also included liabilities and reserves in the aggregate amount of $5.6 million for costs related to the closure and consolidation of certain facilities and administrative functions pursuant to programs of rationalization implemented by the Company during the fiscal year ended January 25, 1996 in connection with its acquisition of Parts, Inc. The Company attained a majority of the program's objectives during the year ended January 25, 1997 and expects final completion of such programs during the fiscal year ending January 30, 1999. During the three and six months ended July 25, 1997, the Company charged approximately $0.6 million and approximately $1.4 million against such liability and reserves, including approximately $0.2 million of employee termination and relocation costs.

4.  CREDIT AGREEMENT COVENANTS:

         Effective as of July 15, 1997, the Company's Consolidated Leverage Ratio, Fixed Charge Coverage Ratio and Minimum Net Worth covenant requirements under its amended and restated senior bank credit agreement with a syndicate of lenders led by The Chase Manhattan Bank were amended. After giving effect to such amendments, the Company was in compliance with such covenants as of July 25, 1997.

5.  LITIGATION:

         The Company is involved in various claims and disputes arising in the normal course of business, including the matter of Barry S. Lamm and Lamm Auto Stores, Inc. v. Parts, Inc., et al, which was filed in The Circuit Court of Mobile County, Alabama on June 21, 1996. The plaintiff in such case seeks both compensatory and punitive damages in making a number of claims, including both willful and reckless misrepresentation, suppression of material fact, promissory fraud (all in violation of the Code of Alabama), and conspiracy, breach of contract and intentional interference with contractual or business relationships, all in connection with the operation of an automotive parts business by the plaintiff while a customer of Parts, Inc. Discovery is continuing in such action and a trial date has been set for November 1997. The Company believes that the costs of defending such action as well as any loss that could be sustained by the Company as a result of an adverse decision in such action, are the subject of a contractual indemnification by GKN. The Company has made a claim for indemnity to GKN, which has neither been accepted nor denied.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Presented below is a summary of unaudited financial operating information for the three months and six months ended July 25, 1997 and 1996 (dollars in thousands):

                                  THREE MONTHS ENDED JULY 25,                    SIX MONTHS ENDED JULY 25,
                           ------------------------------------------    ------------------------------------------
                            1997        %          1996        %          1997        %           1996        %
                           --------- --------   ----------- ---------    --------- ---------   ----------- --------
Net Sales                  $220,391    100.0      $234,305    100.0      $432,134     100.0      $451,871    100.0
Cost of goods sold          150,755     68.4       155,248     66.3       290,755      67.3       299,440     66.3
Gross Profit                 69,636     31.6        79,057     33.7       141,379      32.7       152,431     33.7
Selling, general and
 administrative expenses     68,618     31.1        64,430     27.5       135,893      31.4       130,253     28.8
Asset impairment &
 restructuring charge         8,726      4.0             -        -         8,726       2.0             -        -

Operating income (loss)      (7,708)    (3.5)       14,627      6.2        (3,240)     (0.8)       22,178      4.9
Net income (loss)            (9,650)    (4.4)        5,963      2.5       (10,586)     (2.5)        7,318      1.6

Fiscal Year 1998 Compared to Fiscal Year 1997

         Net sales for the three months and six months ended July 25, 1997 decreased $13.9 million (5.9%) and $19.7 million (4.4%), respectively, from the corresponding periods of the prior fiscal year. Such decreases were primarily attributable to the impact of the integration of Parts, Inc. ("PI"), which was acquired by the Company on January 25, 1996 (the "PI Acquisition"). In accordance with the Company's PI integration plans, during such integration, which occurred primarily during the second through fourth quarters of the fiscal year ended January 25, 1997 ("Fiscal Year 1997"), approximately two-fifths of the more than 125 PI company-owned stores were closed or sold and approximately one-third of the over 850 former PI associate jobbers were not changed over to the Company's product lines. The majority of such PI jobbers were intentionally not changed over to the Company's product lines because they did not meet the Company's standards for sales volume and profitability. In addition, due primarily to facility closures, continuing general softness in demand for the Company's products and increasing competitive pressures, sales from the Company's traditional businesses (i.e. distribution centers and Company-owned stores) were adversely affected during the three and six months ended July 25, 1997 in comparison to the corresponding prior periods. Such continuing softness in demand and competitive pressures contributed to a decline in average same store sales at the Company-owned stores. Such decrease in sales at the Company's traditional businesses was offset in part by increased sales at the ISW units due to increasing average same unit sales and a greater number of ISW units in operation during the three months and six months ended July 25, 1997 compared to the same periods of the prior year.

         Cost of goods sold consists primarily of the purchase cost of products sold. Cost of goods sold for the three months and six months ended July 25, 1997, decreased $4.5 million (2.9%) and $8.7 million (2.9%), respectively, from the corresponding periods of the prior fiscal year. The dollar decreases in cost of goods sold principally resulted from the decrease in sales discussed above. Cost of goods sold as a percentage of net sales for the three months and six months ended July 25, 1997 increased compared to that of the corresponding periods of the prior year, principally as a result of lower gross profit margins at the Company's traditional businesses (primarily resulting from additional sales programs offering reduced selling prices and fewer services) being offset in part by the impact of the sales mix containing more ISW sales, which have higher gross profit margins than the Company's traditional businesses. In addition, cost of goods sold for the three months and six months ended July 25, 1997 includes a charge in the amount of approximately $1.3 million for inventory write-offs expected in connection with facility closures. See "Business Initiatives", below. In connection with certain working capital management initiatives (see "Liquidity and Capital Resources -- Working Capital" and "Business Initiatives", below), the Company expects that its ISW units will begin purchasing substantial amounts of inventory from the Company's distribution centers, resulting in somewhat lower gross profit margins on certain of the ISW business product lines. The Company expects gross profit margins for the ISW business, however, to continue to be somewhat higher (as a percentage of sales) than for its traditional businesses, although no assurance can be given in this regard. The Company also intends to continue adding jobbers to sales programs offering reduced selling prices and fewer services and, consequently, gross profit margins at its traditional businesses could continue to decrease in future periods.

         Selling, general and administrative expenses, which include depreciation and amortization, for the three months and six months ended July 25, 1997 increased $4.2 million (6.5%) and $5.6 million (4.3%), respectively, compared to the corresponding periods of the prior year. The dollar increases in selling, general and administrative expenses primarily resulted from the operation of a greater number of ISWs than in the prior period, as well as from continuing performance and execution issues in the ISW business. See "Business Initiatives", below. Such increases in selling, general and administrative expenses in the ISW business were offset in part by decreases in such expenses at the Company's traditional businesses due to the closure and consolidation of certain facilities. In addition, selling, general and administrative expenses for the three months and six months ended July 25, 1997 include a provision for incremental bad debt in the amount of approximately $1.8 million recorded in connection with certain future facility closures. See "Business Initiatives", below. Selling, general and administrative expenses for the three months and six months ended July 25, 1997 as a percentage of sales also increased over the corresponding periods of the prior year, primarily due to the sales mix containing a higher percentage of sales by ISWs, which have higher operating costs as a percentage of sales than the Company's traditional businesses.

         During the quarter ended July 25, 1997, the Company commenced implementation of a comprehensive program for reducing costs and achieving profitability. As part of such program, and in order to position the Company to achieve improved operating performance the Company intends to consolidate redundant administrative functions and to close certain under-performing facilities. Upon completion, the program is expected to result in the closure of an estimated 50 ISW units and 15 Company-owned stores. See "Business Initiatives", below. As a result of such program, during the three months ended July 25, 1997, the Company recorded a restructuring charge of approximately $8.7 million, approximately $6.3 million of which was recorded as a liability at July 25, 1997. Such charge consisted of approximately $2.2 million for estimated costs to close facilities, approximately $1.4 million of employee severance benefits related to personnel reductions of approximately 570 employees, approximately $3.2 million for future lease and related obligations and approximately $1.9 million of asset impairments.

         Operating income for the three months and six months ended July 25,1997 decreased $22.3 million (152.7%) and $25.4 million (114.6%), respectively, compared to the corresponding periods of the prior year, primarily due to the factors discussed above.

         Other income for the three months and six months ended July 25, 1997 was $50,000 and $100,000, respectively, compared to $50,000 and $323,000, respectively, for the corresponding periods of the prior year. Such amounts represent the portion allocable to such periods of a $6.0 million payment received from a supplier for entering into a ten year supply agreement in April 1993 (the "Supply Agreement"). Such payment was deferred and is being recognized as income on an accelerated basis over the term of the Supply Agreement; thus, when compared to previous periods, the amount of revenue recognized from such payment has declined.

         Interest expense for the three months and six months ended July 25, 1997 was $7.7 million (3.5% of net sales) and $15.1 million (3.5% of net sales), respectively, compared to $6.7 million (2.9% of net sales) and $13.7 million (3.0% of net sales), respectively, for the corresponding periods of the prior year. The increase in interest expense was principally due to the Company's higher average borrowings under the revolving credit facility during the three and six months ended July 25, 1997 and increased interest rates. The increase in interest rates resulted in part from an increase in the margins applicable to various types of loans under the Company's senior bank credit agreement due to the decline of certain of the Company's financial ratios and to a lesser extent, from an increase in the prime rate charged by the Company's bank lenders. The extent of future increases in interest expense will depend on a number of factors, including the magnitude of increases in borrowing levels and changes in interest rates.

         Income taxes for the three months and six months ended July 25, 1997 were a benefit of $4.5 million and $5.1 million, respectively, compared to income tax expense of $3.5 million and $4.3 million, respectively, for the corresponding periods of the prior year. The Company's combined applicable federal and state tax rate is expected to approximate 32.5% during the fiscal year ending January 31, 1998 ("Fiscal Year 1998"). Such combined rate differs from the statutory tax rate of 35% due to the Company's tax paying status in certain states.

         Net loss for the three months and six months ended July 25, 1997 was $9.7 million (4.4% of net sales) and $10.6 million (2.5% of net sales), respectively, compared to net income of $6.0 million (2.5% of net sales) and $7.3 million (1.6% of net sales), respectively, for the corresponding periods of the prior year. The decrease in net income was primarily a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows. For the six months ended July 25, 1997, operating activities utilized net cash of approximately $5.9 million, due primarily to seasonal increases in accounts receivable and decreases in accounts payable resulting from payments to the Company's suppliers pursuant to deferred payment terms obtained in connection with the PI Acquisition. See "Business Initiatives", below. Such increases in accounts receivable and decreases in accounts payable were partially offset by decreases in inventory resulting from facility closures and the Company's working capital management initiatives. See "Working Capital", below. Investing activities utilized $7.5 million of cash, principally consisting of capital expenditures and investments in customer notes receivable. Financing activities provided $12.5 million of cash, primarily from increased long-term borrowings.

         For the six months ended July 25, 1996, operating activities provided net cash of approximately $16.3 million, resulting primarily from increases in accounts payable offset by increases in accounts receivable and inventories. Investing activities provided $0.2 million of cash, primarily from proceeds from the repayment of customer notes receivable and from proceeds from the sale of the Company's interest in the "Parts Plus" group of marks which had been acquired by the Company in the PI Acquisition. Such proceeds were partially offset by capital expenditures, investments in notes receivable and business acquisitions. Financing activities utilized $9.9 million of cash, principally resulting from net repayments under the Company's revolving credit facility and retirement of long-term debt.

         Working Capital. The Company's working capital increased to $297.1 million at July 25, 1997 including $12.5 million in cash and cash equivalents, from $293.6 million at January 25, 1997, including $13.4 million of cash and cash equivalents. Such increase in working capital is principally due to decreases in accrued liabilities and accounts payable offset by decreases in inventories. See "Cash Flows", above.

         Looking forward, the Company's management is pursuing a number of working capital management initiatives focused on seeking substantial inventory reductions and improved liquidity. Such initiatives include (a) the return of substantial amounts of excess and slow moving inventory to the Company's suppliers, (b) the redistribution of excess and slow moving inventory from the ISW division to the Company's distribution centers and Company-owned stores, and
(c) the sourcing of substantial amounts of ISW inventory from the Company's distribution centers rather than from third party suppliers. The closure of certain facilities will further reduce working capital requirements. See "Business Initiatives", below. Such initiatives have resulted in inventory reductions of approximately $15.0 million during the six months ended July 25, 1997, primarily at the ISW division and management currently expects additional inventory reductions of approximately $15.0 million during the remainder of fiscal year 1998. As a result of pursuing these initiatives, management expects the Company's working capital to decrease during the remainder of Fiscal Year 1998 and future periods, although no assurance can be given in this regard. Funds generated by such reductions are expected to be used to reduce the Company's outstanding indebtedness under its senior bank credit agreement.

         Credit Agreement. Concurrently with the PI Acquisition, the Company entered into an amended and restated senior bank credit agreement (the "Credit Agreement") with a syndicate of bank lenders led by The Chase Manhattan Bank, formerly known as Chemical Bank (the "Senior Lenders"). As of July 25, 1997, the Company had aggregate borrowings under the Credit Agreement of $231.0 million, consisting of $186.5 million and $44.5 million in borrowings outstanding under the revolving credit facility and term loan facility, respectively, and approximately $8.4 million in outstanding letters of credit under the Credit Agreement. Amounts outstanding under the revolving credit facility and term loan facility mature December 31, 2000 and December 31, 1999, respectively. Undrawn amounts under the revolving credit facility, net of the aggregate face amount of letters of credit outstanding under the Credit Agreement, may be used for working capital and other business needs, subject to compliance with a borrowing base requirement and other customary borrowing conditions. Borrowing availability under the Credit Agreement at July 25, 1997, after taking into account borrowing base restrictions and outstanding letters of credit was $16.8 million. Borrowings under the Credit Agreement bear interest at variable rates based in part upon the Company attaining certain financial ratios. Such rates are currently at the maximum levels provided for under the interest rate pricing structure, as a result of the Company's current financial ratios. Effective as of July 15, 1997, the Company's Consolidated Leverage Ratio, Fixed Charge Coverage Ratio and Minimum Net Worth covenant requirements under the Credit Agreement were amended. After giving effect to such amendments, the Company was in compliance with such covenants as of July 25, 1997.

         Interest Rate Swap Agreements. The Company entered into interest rate swap agreements to hedge interest costs and risks associated with variable interest rates. Such agreements, which cover a portion of the borrowings under the Credit Agreement, effectively convert variable-rate debt to fixed-rate debt with an effective per annum interest rate of approximately 7.1%. The aggregate notional principal amount of these agreements is $50.0 million, $25.0 million of which matures in October 1997 and $25.0 million of which matures in January 1998. The counterparties to such agreements are major financial institutions and, therefore, credit losses from counterparty nonperformance is not anticipated.

         Capital Expenditures and Acquisitions. Capital expenditures, excluding new business acquisitions, for the six months ended July 25, 1997 and 1996 were approximately $4.4 and $4.7 million, respectively. The Company estimates capital expenditures for the remainder of the Fiscal Year 1998 will be approximately $5.0 million, primarily as a result of management information system enhancements.

         For the six months ended July 25, 1997, the Company's cash expenditures for business acquisitions totaled $1.8 million. In order to expand its business, the Company expects to continue to make occasional strategic acquisitions from time to time (although it does not currently intend to make any significant acquisitions) for cash and other consideration to the extent that its debt service requirements, financing agreement covenants, financial performance and funding availability permit. To meet the cash funding requirements for any business expansion efforts, the Company expects to draw on internally generated funds, borrowings under the Credit Agreement and other sources of liquidity, to the extent available, as discussed below. See "Business Initiatives", below.

         Sources of Liquidity. Over the last four fiscal years, the Company pursued aggressive acquisition and ISW expansion programs, resulting in increased funding requirements. The principal sources of liquidity for the Company's operating requirements and business expansion have been internally generated funds from the operation of its traditional businesses, borrowings under the Credit Agreement and the proceeds from the 1996 issuance of the Company's 11.875% senior subordinated notes due 2006. The Company expects that the principal sources of liquidity for its future operating requirements will be cash flows from the operation of its traditional businesses, on-going working capital management initiatives (see "Working Capital", above) and revolving credit borrowings under the Credit Agreement. While the Company currently expects that such sources will provide sufficient working capital to operate its business and pay down accounts payable as deferred payment terms obtained in connection with the PI Acquisition expire (see "Business Initiatives", below), there can be no assurance that such sources will prove to be sufficient. Further, the Company currently expects such sources will provide sufficient funds to meet its regularly scheduled debt service obligations (which have been significantly increased as a result of the PI Acquisition and related financing) prior to maturity of the revolving credit facility under the Credit Agreement, although there can be no assurances in this regard. The Company currently does not expect, however, to generate cash flow sufficient to fund the repayment of borrowings due under such revolving credit facility upon its maturity on December 31, 2000 and, accordingly, expects that it will seek to refinance such amounts prior to such maturity. No assurance can be given that such refinancing can be successfully accomplished.

BUSINESS INITIATIVES

         As indicated above, the Company has pursued aggressive acquisition and ISW expansion programs over the last four years, since its initial public offering in 1993. Such programs and, particularly with regard to Fiscal Year 1997, integrating PI into the Company's business have consumed significant financial and operating resources and demanded extensive managerial focus and attention. The Company has re-focused its efforts and resources from such aggressive growth programs to improving both the execution of its business strategy and its management information systems. In conjunction with such efforts, the Company has commenced implementation of a comprehensive restructuring program focused on the goals of reducing costs and achieving profitability. Such program includes a significant reconfiguration of the ISW business, the planned closure of an estimated 50 ISW units and 15 Company-owned stores (in addition to such facilities previously designated for closure in connection with performance reviews conducted in Fiscal Year 1997), implementation of Company-wide cost control and cost reduction programs (including field and corporate level staff reductions) and implementation of new management information systems pursuant to a multi-year plan developed with outside consultants. During the quarter ended July 25, 1997, the Company recognized a charge of approximately $8.7 million for restructuring costs associated with such program. Additionally, charges for inventory write-offs and incremental bad debt expense of $1.3 million and $1.8 million, respectively, were recorded to cost of goods sold and selling, general and administrative expenses, respectively, in connection with facility closures designated in such program.

ISW Business

         To date, operating margins for the ISW division have been below those of the Company's traditional businesses and, thus far, the ISW division has generally experienced operating losses. The Company's management currently believes that the earnings and cash flow pressures historically experienced due to the ISW business should decrease in future periods due primarily to the restructuring program discussed above and other initiatives undertaken in prior periods. During Fiscal Year 1998, the Company has shifted its focus from aggressive growth of the ISW business to refining and improving both the execution of this division's business strategy and its systems. To that end, the Company is significantly reconfiguring its ISW business as part of the comprehensive restructuring program discussed above. Substantial organizational and operational changes are being implemented throughout the ISW business, with a focus on reducing costs, increasing operating efficiencies and improving profitability. In addition, the Company conducted a comprehensive review of its ISW units resulting in the planned closure of 50 under-performing units in Fiscal Year 1998, 26 of which were closed during the quarter ended July 25, 1997. Such closures are in addition to the 15 under-performing units closed in the quarter ended April 25, 1997 in connection with a performance review performed in Fiscal Year 1997. As a result of such closures offset by the opening of 11 new ISWs, the total number of ISW locations decreased from 272 to 242 during the six months ended July 25, 1997. Such closures are expected to allow ISW management to focus its efforts and resources on the division's more productive units. Further, management has implemented certain inventory reduction initiatives that are expected to reduce the Company's inventory approximately $15 million during the remainder of fiscal 1998, primarily at the ISW business. See "Working Capital", above. The Company's initiatives to improve the ISW business systems and controls include the development of a Centralized Management System (CMS) for the ISW business, as well as for the Company's traditional businesses, with a particular focus on inventory and expense controls and working capital management. The Company expects to implement such system in multiple phases beginning in the third quarter of Fiscal Year 1998 and extending through the fourth quarter of the fiscal year ending January 30, 1999. In addition, the Company is currently developing a new Oracle based accounts receivable system which will facilitate collection of accounts receivable and improve working capital management in the ISW business, as well as for the Company's traditional businesses. The Company expects to begin implementing such system in the third quarter of Fiscal Year 1998 and currently expects completion in the first quarter of Fiscal Year 1999.

Other Business Initiatives

         As part of the restructuring program discussed above, the Company has implemented company wide cost controls and has taken steps to significantly reduce selling, general and administrative expenses, through field and corporate level staff reductions. In addition, the Company has closed 16 stores during the six months ended July 25, 1997 and currently intends to close an additional seven Company-owned stores during the remainder of Fiscal Year 1998 in connection with performance reviews conducted in Fiscal Year 1997. Further, under such restructuring program, 15 under-performing Company-owned stores have been designated for closure during the remainder of Fiscal Year 1998. Such closures are expected to enable the Company to focus managerial efforts and resources on more productive facilities. In April 1997 the Company commenced the consolidation of its Columbus, Ohio distribution center into its Gallipolis, Ohio distribution center. Such consolidation is expected to eliminate certain redundant operations and improve operating efficiency. In addition, the Company's efforts to improve its operating systems, including by installing the new Oracle based accounts receivable and Central Management Systems currently under development, as discussed above, are expected to improve inventory and expense control and working capital management at the Company's traditional businesses as well.

Integration of PI

         The Company has substantially completed its integration of PI's operations into the operations of the Company. The full realization of the potential benefits of the PI Acquisition, however, remains dependent upon a variety of factors, including the retention of the remaining PI jobbers, and achieving further reductions in selling, general and administrative expenses through the consolidation, closure or more efficient operation of certain operating and administrative facilities and functions. At the time of the PI Acquisition, the PI distribution network was comprised of approximately 850 parts stores owned by PI associated jobbers and more than 125 company-owned stores. At July 25, 1997, in line with management's expectations, approximately two-fifths of the PI company-owned stores had been closed or sold and approximately one-third of the former PI associated jobbers had not changed over to the Company's product lines. Changeover activities associated with PI associated jobbers and company-owned stores are substantially complete. There can be no assurance as to the extent to which the Company will be able to fully realize the potential benefits of the PI Acquisition or the timing of such realization. While certain of these benefits have been realized to date, failure to achieve a substantial portion of the remaining benefits within the time frame expected by the Company could materially and adversely affect the Company's future results of operations and financial position.

          In connection with the PI Acquisition, the Company realized a significant cash flow benefit resulting from the deferral of a significant amount of accounts payable owed to suppliers. Such deferred payment terms will require the Company to make payments of approximately $1.9 million during the remainder of Fiscal Year 1998 and $6.4 million and $16.8 million in the fiscal years ending January 1999 and 2000, respectively.


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

NEW ACCOUNTING STANDARDS

         The FASB issued Statement of Financial Accounting Standards No. 128, entitled "Earnings per Share" ("SFAS No. 128"), in February 1997. SFAS No. 128 requires standards to replace the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company is required to adopt the computation, presentation and disclosure requirements of SFAS No. 128 for the fiscal year ending January 31, 1998. The Company's basic loss per share and diluted loss per share under SFAS No. 128 would have each been $0.70 for the three months and $0.77 for the six months ended July 25, 1997.

         The Company is currently reviewing SFAS No. 130, entitled "Reporting Comprehensive Income" and SFAS No. 131, entitled "Disclosures About Segments of an Enterprise and Related Information", but has not yet determined when it will adopt the provisions of these statements. SFAS No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 requires that disclosure be made with respect to and establishes standards for the manner in which public business enterprises report selected information about operating segments in interim financial reports issued to shareholders.

FORWARD LOOKING STATEMENTS

         The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts are forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, without limitation, the statements as to management's or the Company's expectations or beliefs found under the captions "Results of Operations," "Liquidity and Capital Resources" and "Business Initiatives" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." The actual results of the future events described in such forward-looking statements in this Quarterly Report could differ materially from those contemplated by such forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The following important factors, and those important factors described elsewhere in this Quarterly Report (including, without limitation, those discussed under the captions "Liquidity and Capital Resources--Sources of Liquidity" and "Business Initiatives" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations") or in other Securities and Exchange Commission filings of the Company, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements made by, or on behalf of, the Company.

o The Company is highly leveraged, with substantial existing indebtedness, and consequently is subject to significant principal and interest payment obligations. The Company's ability to make scheduled payments of principal or interest on, or to refinance, its indebtedness will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors beyond its control. The degree to which the Company is leveraged could have important consequences, including (i) the Company's future ability to obtain additional financing for working capital or other purposes may be limited,
     (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing funds available for operation; (iii) certain of the Company's borrowings are at variable rates of interest, which could cause the Company to be vulnerable to increases in interest rates; and (iv) the Company may be more vulnerable to economic downturns and may be limited in its ability to withstand competitive pressures.

o If the Company cannot generate sufficient cash flow from operations to meet its regularly scheduled debt service obligations, the Company might be required to refinance its debt or to dispose of assets to obtain funds for such purpose. There is no assurance that such refinancings or asset dispositions could be effected on satisfactory terms or would be permitted by the terms of the agreements or instruments covering the Company's indebtedness.

o The Credit Agreement and the indenture governing the Company's 11.875% senior subordinated notes due 2006 (the "Indenture") contain numerous operating covenants that limit the discretion of the Company's management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances to make certain dividends and other payments, to make certain investments, loans and guarantees, or to sell or otherwise dispose of assets or merge or consolidate with another entity. The Credit Agreement also contains a number of financial covenants that require the Company to meet certain financial ratios and tests, including maintenance of net worth, a consolidated fixed charge to interest expense ratio and a consolidated leverage ratio. The Company has obtained certain waivers and amendments of these financial covenants, in part as a result of its recent financial performance. There can be no assurance that, in the event future waivers or amendments of these covenants should be necessary, the Senior Lenders will consent thereto.

o Failure to comply with the Company's payment, covenant or other obligations under the Credit Agreement or the Indenture could result in a default thereunder that, if not cured or waived, could result in acceleration of the relevant indebtedness or of other indebtedness governed by agreements or instruments containing cross-acceleration or cross-default provisions.

o The Company operates in a highly competitive environment. It competes directly and indirectly with numerous distributors, retailers and manufacturers of automotive aftermarket products, some of which distribute in channels that may be expanding in terms of market share relative to the channels in which the Company distributes its products. In addition, some of the Company's current and potential competitors are larger, may have greater financial resources and may be less leveraged than the Company. Furthermore, particularly in light of the trend in the automotive parts industry toward increasing consolidation at the warehouse and jobber levels, the Company's financial performance may be significantly affected by the Company's ability to compete successfully for associated jobber customers, and otherwise take advantage of consolidation opportunities and other industry trends.

o The demand for automotive products is affected by a number of factors beyond the Company's control, including economic conditions, vehicle quality and maintenance, vehicle scrappage rates and weather conditions. Weather conditions cause seasonal variations in the Company's results of operations, and the occurrence of extreme weather or mild weather may result in significant fluctuations in such results. Temperature extremes tend to enhance sales by causing a higher incidence of parts failure and increasing sales of seasonal products, while milder weather tends to depress sales. In addition, in recent years there have been, and in the future there are likely to continue to be, significant improvements in the quality of new vehicles and vehicle parts and extensions of manufacturers' warranties that may reduce demand for the Company's products.

While the Company periodically reassesses the material trends and uncertainties affecting its operations and financial condition in connection with its preparation of management's discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, the Company does not intend to review or revise any particular forward-looking statement referenced in this report in light of future events.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  A.  EXHIBITS

                                                                                               LOCATION OF EXHIBIT
EXHIBIT                                                                                          IN SEQUENTIAL
NUMBER                              DESCRIPTION OF DOCUMENT                                     NUMBERING SYSTEM
- -------                             -----------------------                                    -------------------
10.1.24               Fourth Amendment, dated as of July 15, 1997, to the Amended and
                      Restated Credit Agreement dated as of January 25, 1996,
                      among A.P.S., Inc., the several bank and other financial
                      institutions from time to time parties thereto, and The
                      Chase Manhattan Bank, as agent.

11.1                  Statement re Computation of Income (Loss) Per Share

12.0                  Statement re Computation of Earnings (Loss) to Fixed Charges

27                    Financial Data Schedule

  B.  REPORTS ON FORM 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       APS HOLDING CORPORATION



Date: September 8, 1997            By:
                                      -----------------------------------------
                                       Hubbard C. Howe, Chairman of the Board
                                             and Chief Executive Officer


Date: September 8, 1997            By:
                                      -----------------------------------------
                                       John L. Hendrix, Senior Vice President
                                           and Chief Financial Officer