Form 10-Q/A
period 1997-07-25
APS HOLDING CORPORATION
filed 1997-09-10
CIK 860420

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   AMENDMENT
                                       TO

                                   FORM 10-Q/A*


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


- ---------------
*Footnote: Only to conform signature page.

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


                                       APS HOLDING CORPORATION




Date: September 8, 1997            By: /s/ HUBBARD C. HOWE
                                      -----------------------------------------
                                       Hubbard C. Howe, Chairman of the Board
                                             and Chief Executive Officer


Date: September 8, 1997            By: /s/ JOHN L. HENDRIX
                                      -----------------------------------------
                                       John L. Hendrix, Senior Vice President
                                           and Chief Financial Officer