Form 10-Q
period 1997-10-25
APS HOLDING CORPORATION
filed 1997-12-09
CIK 860420

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended October 25, 1997

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                         Commission file number 0-22318


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


                                 (713) 507-1100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                               -----     -----

There were 13,790,110 shares of the Registrant's Class A Common Stock outstanding as of the close of business on November 24, 1997. There were no shares outstanding of the Registrant's Class B Common Stock.


================================================================================

                            APS HOLDING CORPORATION


                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
PART I.  FINANCIAL INFORMATION
------------------------------

   Item 1. Consolidated Financial Statements and Notes                                   3

   Item 2. Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                10


PART II.  OTHER INFORMATION
---------------------------

   Item 6. Exhibits and Reports on Form 8-K                                             18

                         PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                            APS HOLDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                 OCTOBER 25,    JANUARY 25,
                                                                   1997            1997
                                                                 ---------       ---------
                                                                (UNAUDITED)
                                     ASSETS
Current Assets:
   Cash and cash equivalents ..............................      $  27,972       $  13,370
   Accounts and notes receivable, less allowance of $14,475
     and $11,164 ............................................      105,819         103,168
   Inventories ............................................        277,329         294,816
   Deferred tax asset .....................................         28,862          19,789
   Prepaid expenses and other current assets ..............         22,269          35,543
                                                                 ---------       ---------

                   Total current assets ...................        462,251         466,686

   Property and equipment, less accumulated depreciation of
     $30,084 and $23,949 ..................................         44,611          44,483
   Notes receivable, less current portion .................         21,483          21,615
   Intangible assets, net .................................         45,546          47,073
   Investment in available-for-sale-securities ............            795           3,977
   Deferred costs and other assets ........................         14,305          14,371
                                                                 ---------       ---------

                                                                 $ 588,991       $ 598,205
                                                                 =========       =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Book overdrafts ........................................      $   4,829       $   6,306
   Current maturities of long-term debt (Note 4) ..........        241,541          15,471
   Accounts payable .......................................         97,102         106,927
   Accrued liabilities ....................................         42,940          44,359
                                                                 ---------       ---------

                   Total current liabilities ..............        386,412         173,063

Long-term debt, less current maturities (Note 4) ..........        101,258         305,941
Deferred tax liability ....................................            638           1,339
Deferred income and other liabilities .....................          3,696           3,293
                                                                 ---------       ---------

                   Total liabilities ......................        492,004         483,636


Commitments and contingencies (Note 5) ....................             --              --
Redeemable preferred stock ................................             --              --

Stockholders' equity
   Class A common stock ...................................            138             137
   Class B common stock ...................................             --              --
   Additional paid-in capital .............................        155,601         155,363
   Accumulated deficit ....................................        (57,564)        (41,712)
   Treasury stock .........................................           (120)           (120)
   Unrealized (loss) gain .................................         (1,068)            901
                                                                 ---------       ---------

                   Total stockholders' equity .............         96,987         114,569
                                                                 ---------       ---------

                                                                 $ 588,991       $ 598,205
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

                            APS HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                  THREE MONTHS    THREE MONTHS   NINE MONTHS      NINE MONTHS
                                                      ENDED          ENDED          ENDED            ENDED
                                                   OCTOBER 25,     OCTOBER 25,    OCTOBER 25,      OCTOBER 25,
                                                      1997            1996           1997             1996
                                                    ---------       ---------      ---------       ---------
Net sales ....................................      $ 201,594       $ 217,592      $ 633,728       $ 669,463
Cost of goods sold ...........................        136,773         141,642        427,528         441,081
                                                    ---------       ---------      ---------       ---------

     Gross profit ............................         64,821          75,950        206,200         228,382


Selling, general and administrative expenses .         66,649          61,941        202,542         192,195
Asset impairment and restructuring charge ....             --              --          8,726              --
                                                    ---------       ---------      ---------       ---------

     Operating income (loss) .................         (1,828)         14,009         (5,068)         36,187

Interest income ..............................          1,242           1,441          3,765           4,253
Other income .................................             50           1,085            150           1,408
                                                    ---------       ---------      ---------       ---------

     Income (loss) before interest expense and
      income taxes ...........................           (536)         16,535         (1,153)         41,848

Interest expense .............................          8,090           6,846         23,154          20,529
                                                    ---------       ---------      ---------       ---------

     Income (loss) before income taxes .......         (8,626)          9,689        (24,307)         21,319

Income tax provision (benefit) ...............         (3,360)          3,589         (8,455)          7,901
                                                    ---------       ---------      ---------       ---------

     Net income (loss) .......................      ($  5,266)      $   6,100      ($ 15,852)      $  13,418
                                                    =========       =========      =========       =========

Net income (loss) per share ..................      ($   0.38)      $     .44      ($   1.15)      $     .97
                                                    =========       =========      =========       =========

Weighted average common shares outstanding ...         13,790          13,941         13,780          13,904
                                                    =========       =========      =========       =========


               The accompanying notes are an integral part of the
                      consolidated financial statements.

                            APS HOLDING CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE NINE MONTHS ENDED OCTOBER 25, 1997

                                (IN THOUSANDS)
                                  (UNAUDITED)

                                     CLASS A        ADDITIONAL              TREASURY  UNREALIZED     TOTAL
                                   COMMON STOCK      PAID-IN   ACCUMULATED    STOCK,     GAIN     STOCKHOLDERS'
                                 SHARES     AMOUNT   CAPITAL     DEFICIT     AT COST    (LOSS)       EQUITY
                                 ------    -------  ---------  ---------    --------  ---------    ---------
Balance at beginning of period ..  13,764   $  137  $155,363   ($ 41,712)      ($120)   $   901    $ 114,569

Exercise of stock options .......      25        1       238          --          --         --          239

Unrealized (loss)  ..............      --       --        --          --          --     (1,969)      (1,969)

Net loss for the period .........      --       --        --     (15,852)         --         --      (15,852)
                                   ------   ------  --------   ---------    --------  ---------    ---------
Balance at  October 25, 1997  ...  13,789   $ 138   $155,601   ($ 57,564)      ($120)   ($1,068)   $  96,987
                                   ======   ======  ========   =========    ========  =========    =========




               The accompanying notes are an integral part of the
                      consolidated financial statements.

                            APS HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                  NINE MONTHS     NINE MONTHS
                                                                     ENDED           ENDED
                                                                   OCTOBER 25,    OCTOBER 25,
                                                                      1997           1996
                                                                    --------       --------
Cash flows from operating activities:
     Net (loss) income .......................................      $(15,852)      $ 13,418
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
     Provision for asset impairment and restructuring charge .         8,726             --
     Depreciation and amortization ...........................         9,712          8,623
     Amortization of debt issue costs ........................           887            590
     Gain on sale of stores ..................................            --         (1,035)
     Provision for bad debt ..................................         6,715          4,000
     Inventory write-off in connection with closures .........         1,268             --
     Income from supply agreement ............................          (150)          (373)
     Deferred income taxes ...................................        (8,561)         1,149
     Change in operating assets and liabilities:
          Accounts receivable ................................        (8,007)           965
          Inventories ........................................        21,487         (4,078)
          Prepaid expenses and other current assets ..........        13,288          7,731
          Accounts payable ...................................        (9,825)         5,146
          Accrued liabilities ................................       (10,508)        (1,142)
          Other assets and liabilities .......................        (4,113)        (8,806)
                                                                    --------       --------

          Net cash provided by operating activities ..........         5,067         26,188
                                                                    --------       --------

Cash flows from investing activities:
     Investment in notes receivable ..........................        (9,696)        (5,365)
     Proceeds from repayment of notes receivable .............         8,479          6,819
     Investment in available for sale securities .............            --         (2,500)
     Business acquisitions, net of cash acquired .............        (2,200)        (7,035)
     Capital expenditures ....................................        (7,198)        (7,668)
     Proceeds from disposition of assets .....................            --          4,535
                                                                    --------       --------

          Net cash used in investing activities ..............       (10,615)       (11,214)
                                                                    --------       --------

Cash flows from financing activities:
     Retirement of long-term debt ............................       (11,661)       (10,138)
     Net borrowings under revolving credit agreement .........        33,050            800
     Change in book overdrafts ...............................        (1,477)        (1,085)
     Exercise of stock options ...............................           238            119
                                                                    --------       --------

          Net cash provided by (used in) financing activities         20,150        (10,304)
                                                                    --------       --------

Net increase in cash and cash equivalents ....................        14,602          4,670
                                                                    --------       --------
Cash and cash equivalents at beginning of period .............        13,370          7,886
                                                                    --------       --------
Cash and cash equivalents at end of period ...................      $ 27,972       $ 12,556
                                                                    ========       ========

Supplemental disclosures:
     Cash paid for interest ..................................      $ 19,674       $ 15,477
                                                                    ========       ========
     Cash paid (received) for income taxes ...................      $ (4,248)      $  2,547
                                                                    ========       ========



               The accompanying notes are an integral part of the
                      consolidated financial statements.

                            APS HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

         The consolidated balance sheet of APS Holding Corporation and subsidiaries (collectively, unless the context otherwise requires, the "Company") at January 25, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at October 25, 1997, the consolidated statements of operations for the three months and nine months ended October 25, 1997 and 1996, the consolidated statement of changes in stockholders' equity for the nine months ended October 25, 1997 and the consolidated statements of cash flows for the nine months ended October 25, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months and nine months ended October 25, 1997 are not necessarily indicative of the operating results for a full year or of future operations.

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


2.  NEW ACCOUNTING STANDARDS:

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, entitled "Earnings per Share" in February 1997. SFAS No. 128 requires standards to replace the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company is required to adopt the computation, presentation and disclosure requirements of SFAS No. 128 for the fiscal year ending January 31, 1998. The Company's basic loss per share and diluted loss per share under SFAS No. 128 would have each been $0.38 for the three months and $1.15 for the nine months ended October 25, 1997, respectively.

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

3.  ASSET IMPAIRMENT AND RESTRUCTURING CHARGES:

         During the quarter ended July 25, 1997, the Company commenced implementation of a comprehensive program for reducing costs and achieving profitability. As part of such program, and in order to position the Company to achieve improved operating performance, the Company has been consolidating redundant administrative functions and has closed certain under-performing facilities. Upon completion, which is expected by the end of the fiscal year ending January 31, 1998, the program is expected to result in the closure of an estimated

                            APS HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


50 Installers' Service Warehouse units ("ISW") and 15 Company-owned stores, of which 50 and 9, respectively, have been closed as of October 25, 1997. Aggregate revenue from such facilities was approximately $2.2 million and approximately $15.0 million during the three and nine months ended October 25, 1997, respectively, compared to approximately $5.6 million and approximately $18.3 million, for the corresponding periods of the prior fiscal year. Aggregate losses before income taxes and after overhead allocations from such facilities were approximately $0.7 million and approximately $2.2 million for the three and nine months ended October 25, 1997, respectively, compared to approximately $0.5 million and approximately $1.1 million for the corresponding periods of the prior fiscal year. As a result of such program, during the three months ended July 25, 1997, the Company recorded a restructuring charge of approximately $8.7 million. Such charge consisted of approximately $2.2 million for estimated costs to close facilities, approximately $1.4 million of employee severance benefits related to personnel reductions of approximately 570 employees, approximately $3.2 million for future lease and related obligations and approximately $1.9 million of asset impairments. In addition, in connection with such restructuring program, approximately $1.3 million was charged to cost of goods sold during the quarter ended July 25, 1997 for inventory write-offs expected in connection with facility closures, and approximately $1.8 million was charged to selling, general and administrative expenses for incremental bad debt expected in connection with such closures. During the three months ended October 25, 1997, approximately $2.5 million of costs were charged to the liabilities and reserves established at July 25, 1997 for such restructuring and related charges (including approximately $0.3 million of employee severance to approximately 100 employees) and approximately $4.2 million of such charges were recorded as liabilities at October 25, 1997.

         The Company's financial statements at October 25, 1997 also included liabilities and reserves in the aggregate amount of $3.5 million for costs related to the closure and consolidation of certain facilities and administrative functions pursuant to programs of rationalization implemented by the Company during the fiscal year ended January 27, 1996 in connection with its acquisition of Parts, Inc. The Company attained a majority of the program's objectives during the year ended January 25, 1997 and expects final completion of such programs during the fiscal year ending January 30, 1999. During the three and nine months ended October 25, 1997, the Company charged approximately $0.7 million and approximately $2.1 million, respectively, against such liability and reserves, including approximately $0.2 million of employee termination and relocation costs during the nine months ended October 25, 1997.

4.  CREDIT AGREEMENT COVENANTS:

         Effective as of October 24, 1997, the Company obtained a waiver of its Consolidated Leverage Ratio, Fixed Charge Coverage Ratio and Minimum Net Worth covenant requirements (the "Financial Covenants") under its amended and restated senior bank credit agreement (the "Credit Agreement") with a syndicate of lenders led by The Chase Manhattan Bank (the "Senior Lenders"). Pursuant to such waiver, aggregate borrowings under the revolving credit facility of the Credit Agreement were limited to $204.7 million until December 31, 1997. Such waiver will be effective until December 31, 1997. The Company has been discussing with the Senior Lenders and other lenders a possible new financing (the "Proposed Financing"). Effective as of December 8, 1997, the Senior Lenders have agreed, during the period from December 31, 1997 to the earliest of (i) February 10, 1998, (ii) the date on which a default or event of default under the Credit Agreement (other than as a result of the Company's failure to comply with the Financial Covenants at October 25, 1997 or January 31, 1998) occurs and (iii) the effective date of the Proposed Financing, to allow the Company to continue to borrow under the Credit Agreement (notwithstanding the expiration after December 31, 1997 of the waiver of the Financial Covenants) and to forebear from exercising any of their rights or remedies against the Company under the Credit Agreement and related documents as a result of the Company's failure to comply with the Financial Covenants at October 25, 1997 or January 31, 1998. The Senior Lenders have expressly reserved their right to exercise any rights or remedies they may have against any other person or entity under any other document or instrument. If the Company does not obtain the Proposed Financing or otherwise obtain an amendment to the Credit Agreement to cure its failure to comply with the Financial Covenants prior to February 10, 1998, at any time thereafter the Senior Lenders could accelerate the maturity of the outstanding loans under the Credit Agreement. Accordingly, the entire amount outstanding under the Credit Agreement has been classified as a current liability at October 25, 1997.

                            APS HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.  LITIGATION:

         The Company is involved in various claims and disputes arising in the normal course of business, including the matter of Barry S. Lamm and Lamm Auto Stores, Inc. v. Parts, Inc., et al, which was filed in The Circuit Court of Mobile County, Alabama on June 21, 1996. The plaintiff in such case seeks both compensatory and punitive damages in making a number of claims, including both willful and reckless misrepresentation, suppression of material fact, promissory fraud (all in violation of the Code of Alabama), and conspiracy, breach of contract and intentional interference with contractual or business relationships, all in connection with the operation of an automotive parts business by the plaintiff while a customer of Parts, Inc. The trial with respect to such action began on December 8, 1997. The Company believes that the costs of defending such action as well as any loss that could be sustained by the Company as a result of an adverse decision in such action, are the subject of a contractual indemnification by GKN. The Company has made a claim for indemnity to GKN, which GKN has denied.


6.   NON-CASH INVESTING ACTIVITIES:

         During the quarter ended October 25, 1997, the Company exercised its rights as a secured creditor with respect to the assets of one its customers, resulting in the non-cash acquisition of assets having a value of approximately $3.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Presented below is a summary of unaudited financial operating information for the three months and nine months ended October 25, 1997 and 1996 (dollars in thousands):



                                   THREE MONTHS ENDED OCTOBER 25,             NINE MONTHS ENDED OCTOBER 25,
                              ----------------------------------------    ---------------------------------------
                                1997        %        1996         %        1997         %       1996        %
                              -------    -------    -------    -------    -------    -------   -------    -------
Net Sales                     $201,594     100.0    $217,592     100.0    $633,728     100.0   $669,463     100.0
Cost of goods sold             136,773      67.8     141,642      65.1     427,528      67.5    441,081      65.9
Gross Profit                    64,821      32.2      75,950      34.9     206,200      32.5    228,382      34.1
Selling, general and
 administrative expenses        66,649      33.1      61,941      28.5     202,542      32.0    192,195      28.7
Asset impairment &
 restructuring charge               --        --          --        --       8,726       1.4         --        --

Operating income (loss)         (1,828)     (0.9)     14,009       6.4      (5,068)     (0.8)    36,187       5.4
Net income (loss)               (5,266)     (2.6)      6,100       2.8     (15,852)     (2.5)    13,418       2.0


Fiscal Year 1998 Compared to Fiscal Year 1997

         Net sales for the three months and nine months ended October 25, 1997 decreased $16.0 million (7.4%) and $35.7 million (5.3%), respectively, from the corresponding periods of the prior fiscal year. Such decreases were primarily due to facility closures, continuing general softness in demand for the Company's products and increasing competitive pressures. Additionally, the decrease in sales for the nine months ended October 25, 1997 was attributable in part to the loss of sales to stores owned by independent automotive parts store operators ("jobbers") that were formerly associated with Parts, Inc. ("PI") in connection with the integration into the Company's operation of PI, which was acquired by the Company on January 25, 1996 (the "PI Acquisition").

         Cost of goods sold consists primarily of the purchase cost of products sold. Cost of goods sold for the three months and nine months ended October 25, 1997, decreased $4.9 million (3.4%) and $13.6 million (3.1%), respectively, from the corresponding periods of the prior fiscal year. The dollar decreases in cost of goods sold principally resulted from the decrease in sales discussed above. Cost of goods sold as a percentage of net sales for the three months and nine months ended October 25, 1997 increased compared to that of the corresponding periods of the prior year, principally as a result of lower gross profit margins at the Company's traditional businesses (primarily resulting from additional sales programs offering reduced selling prices and fewer services). For the nine months ended October 25, 1997, such lower gross profit margins at the Company's traditional businesses were offset in part by the impact of the sales mix containing more ISW sales, which have higher gross profit margins than the Company's traditional businesses. In addition, cost of goods sold for the nine months ended October 25, 1997 includes a charge in the amount of approximately $1.3 million which, was recorded during the three months ended July 25, 1997, for inventory write-offs expected in connection with facility closures. See "Business Initiatives", below. The Company expects gross profit margins for the ISW business to continue to be somewhat higher (as a percentage of sales) than for its traditional businesses, although no assurance can be given in this regard. The Company also intends to continue adding jobbers to sales programs offering reduced selling prices and fewer services and, consequently, gross profit margins at its traditional businesses could continue to decrease in future periods. In the fourth quarter of the fiscal year ending January 25, 1997 ("Fiscal Year 1997), the Company recorded a charge of approximately $11.8 million for an inventory loss adjustment for the ISW business, a portion of which may be attributable to earlier quarters of Fiscal Year 1997. As a result, cost of goods sold for the three months and nine months ended October 25, 1997 may not be comparable to cost of goods sold for the corresponding periods of the prior year.

         Selling, general and administrative expenses, which include depreciation and amortization, for the three months and nine months ended October 25, 1997 increased by $4.7 million (7.6%) and $10.3 million (5.4%), respectively, compared to the corresponding periods of the prior year. The dollar increases in selling, general and administrative expenses primarily resulted from the absence in the current fiscal periods of one-time supplier changeover incentives recognized in the three month and nine month periods ended October 25, 1996 in the amount of approximately $5.7 million and $7.9 million, respectively. Such one-time incentives were received in connection with the PI Acquisition to offset the impact of one-time expenses related to the integration of PI into the Company. In addition, selling, general and administrative expenses for the nine months ended October 25, 1997 include a provision for incremental bad debt in the amount of approximately $1.8 million, which was recorded during the three months ended July 25, 1997 in connection with certain future facility closures. See "Liquidity and Capital Resources - Business Initiatives", below. Selling, general and administrative expenses for the three and nine months ended October 25, 1997 as a percentage of sales also increased over the corresponding periods of the prior year due to continuing performance and execution issues in the ISW business (see "Business Initiatives - ISW and Company-owned Stores" below) in addition to the absence of the one-time supplier change-over incentives discussed above.

         During the quarter ended July 25, 1997, the Company commenced implementation of a comprehensive program for reducing costs and achieving profitability. As part of such program, and in order to position the Company to achieve improved operating performance, the Company has been consolidating redundant administrative functions and has closed certain under-performing facilities. Upon completion, which by the end of the Fiscal Year ending January 31, 1998 ("Fiscal Year 1998") the program is expected to result in the closure of an estimated 50 ISW units and 15 Company-owned stores. See "Business Initiatives", below. As a result of such program, during the three months ended July 25, 1997, the Company recorded a restructuring charge of approximately $8.7 million. Such charge consisted of approximately $2.2 million for estimated costs to close facilities, approximately $1.4 million of employee severance benefits related to personnel reductions of approximately 570 employees, approximately $3.2 million for future lease and related obligations and approximately $1.9 million of asset impairments.

         Operating income for the three months and nine months ended October 25, 1997 decreased $15.8 million (113.1%) and $41.3 million (114.0%), respectively, compared to the corresponding periods of the prior year, primarily due to the factors discussed above.

         Other income for the three months and nine months ended October 25, 1997 was $50,000 and $150,000, respectively, compared to $1.1 million and $1.4 million, respectively, for the corresponding periods of the prior year. Other income for the three months and nine months ended October 25, 1996 included a gain of approximately $1.0 million from the sale of certain Company-owned stores in Mississippi and Florida. In addition, all four periods include the portion allocable to such periods of a $6.0 million payment received from a supplier for entering into a ten year supply agreement in April 1993 (the "Supply Agreement"). Such payment was deferred and is being recognized as income on an accelerated basis over the term of the Supply Agreement; thus, when compared to previous periods, the amount of revenue recognized from such payment has declined.

         Interest expense for the three months and nine months ended October
25, 1997 was $8.0 million (4.0% of net sales) and $23.1 million (3.7% of net sales), respectively, compared to $6.8 million (3.1% of net sales) and $20.5 million (3.1% of net sales), respectively, for the corresponding periods of the prior year. The increase in interest expense was principally due to the Company's higher average borrowings under the revolving credit facility during the three and nine months ended October 25, 1997 and increased interest rates. The increase in interest rates resulted in part from an increase in the margins applicable to various types of loans under the Company's senior bank credit agreement due to the decline of certain of the Company's financial ratios and to a lesser extent, from an increase in the prime rate charged by the Company's bank lenders. The extent of future increases in interest expense will depend on a number of factors, including the magnitude of increases in borrowing levels, changes in interest rates and the terms of any new financing agreements the Company may enter into. See "Liquidity and Capital Resources--Credit Agreement", below.

         Income taxes for the three months and nine months ended October 25, 1997 were a benefit of $3.4 million and $8.5 million, respectively, compared to income tax expense of $3.6 million and $7.9 million, respectively, for the corresponding periods of the prior year. The Company's combined applicable federal and state tax rate is expected to approximate 34.8% during the fiscal year ending January 31, 1998 ("Fiscal Year 1998"). Such combined rate differs from the federal statutory tax rate of 35% due primarily to the Company's tax paying status in certain states.

         Net loss for the three months and nine months ended October 25, 1997 was $5.3 million (2.6% of net sales) and $15.9 million (2.5% of net sales), respectively, compared to net income of $6.1 million (2.8% of net sales) and $13.4 million (2.0% of net sales), respectively, for the corresponding periods of the prior year. The decrease in net income was primarily a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows. For the nine months ended October 25, 1997, operating activities provided net cash of approximately $5.1 million, due primarily to decreases in inventory resulting largely from such facility closures and working capital initiatives. Such decreases in inventory were offset, in part, by decreases in accounts payable resulting primarily from facility closures and the Company's working capital initiatives as well as from payments to the Company's suppliers pursuant to the expiration of deferred payment terms obtained in connection with the PI Acquisition. Such deferred payment terms will require the Company to make payments of approximately $0.8 million during the remainder of Fiscal Year 1998 and $6.4 million and $16.8 million in the fiscal years ending January 1999 and 2000, respectively. The decrease in accounts payable during the nine months ended October 25, 1997 was offset in part by the additional deferral of approximately $10.3 million of accounts payable pursuant to deferred payment terms obtained from certain of the Company's vendors during the three months ended October 25, 1997. Such deferred payment terms will require the Company to make payments (in addition to those required pursuant to the deferred payment terms obtained in connection with the PI Acquisition) of approximately $0.4 million during the remainder of Fiscal Year 1998 and approximately $9.9 million during the fiscal year ending January 1999. Investing activities utilized approximately $10.6 million of cash, principally consisting of capital expenditures and investments in customer notes receivable. Financing activities provided $20.1 million of cash, primarily from increased borrowings under the Company's senior bank credit agreement.

         For the nine months ended October 25, 1996, operating activities provided net cash of approximately $26.2 million, resulting primarily from the Company's net earnings adjusted for the impact of non-cash expenses. Investing activities utilized $11.2 million of cash, primarily resulting from the Company's investment in business acquisitions, capital expenditures and available for sale securities. Such investments were offset by the proceeds from the sale of assets, including the Company's interest in the "Parts Plus" group of marks which had been acquired by the Company in the PI acquisition. Financing activities utilized $10.3 million of cash, principally resulting from the repayment of debt.

         Working Capital. The Company's working capital decreased to $75.8 million at October 25, 1997, including $28.0 million in cash and cash equivalents, from $293.6 million at January 25, 1997, including $13.4 million of cash and cash equivalents. Such decrease in working capital is principally due to the reclassification of the Company's outstanding debt under its senior bank credit agreement from long-term to current liabilities as of October 25, 1997. See "Credit Agreement" below.

         Looking forward, the Company's management is pursuing a number of working capital management initiatives focused on seeking substantial inventory reductions and improved liquidity. Such initiatives include (a) the return of substantial amounts of excess and slow moving inventory to the Company's suppliers, (b) the redistribution of excess and slow moving inventory from the ISW division to the Company's distribution centers and Company-owned stores, and (c) the sourcing of substantial amounts of ISW inventory from the Company's distribution centers rather than from third party suppliers. The closure of certain facilities will further reduce working capital requirements. See "Business Initiatives", below. Such initiatives have resulted in inventory reductions of approximately $18.0 million during the nine months ended October 25, 1997, primarily at the ISW division, and management currently expects additional inventory reductions of approximately $10.0 million during the remainder of Fiscal Year 1998. As a result of pursuing these initiatives, management expects the Company's working capital to decrease during the remainder of Fiscal Year 1998 and future periods, although no assurance can be given in this regard. Funds generated by such reductions are expected to be used to reduce the Company's outstanding indebtedness under its senior bank credit agreement.

         Credit Agreement. Concurrently with the PI Acquisition, the Company entered into an amended and restated senior bank credit agreement (the "Credit Agreement") with a syndicate of bank lenders led by The Chase Manhattan Bank, formerly known as Chemical Bank (the "Senior Lenders"). As of October 25, 1997, the Company had aggregate borrowings under the Credit Agreement of $241.1 million, consisting of $200.3 million and $40.8 million in borrowings outstanding under the revolving credit facility and term loan facility, respectively, and approximately $4.1 million in outstanding letters of credit under the Credit Agreement. Amounts outstanding under the revolving credit facility mature on December 31, 2000, and installments of principal under the term loan facility are required to be repaid on March 31, June 30, September 30 and December 31 of each year, with a final maturity on December 31, 1999. Undrawn amounts under the revolving credit facility, net of the aggregate face amount of letters of credit outstanding under the Credit Agreement, may be used for working capital and other business needs, subject to compliance with a borrowing base requirement and other customary borrowing conditions. Borrowing availability under the Credit Agreement at October 25, 1997, after taking into account borrowing base restrictions, outstanding letters of credit and the waiver described in the following paragraph, was approximately $200,000, however, the Company had cash on hand of approximately $23.1 million as of October 25, 1997. Borrowings under the Credit Agreement bear interest at variable rates based in part upon the Company attaining certain financial ratios. Such rates are currently at the maximum levels provided for under the interest rate pricing structure, as a result of the Company's current financial ratios. The weighted average interest rate borne by the loans under the Credit Agreement was 8.35% as of October 25, 1997. The obligations of A.P.S., Inc., APS Holding Corporation's wholly owned subsidiary, under the Credit Agreement are guaranteed by APS Holding Corporation and each of A.P.S., Inc.'s wholly owned subsidiaries, and are secured by pledges of the capital stock of A.P.S., Inc. and such subsidiaries, by security interests in substantially all of the Company's personal property and by mortgages on certain of its owned real property.

         Effective as of October 24, 1997, the Company obtained a waiver of its Consolidated Leverage Ratio, Fixed Charge Coverage Ratio and Minimum Net Worth covenant requirements (the "Financial Covenants") under the Credit Agreement. Such waiver will be effective until December 31, 1997. Pursuant to such waiver, aggregate borrowings under the revolving credit facility of the Credit Agreement were limited to $204.7 million until December 31, 1997. The Company has been discussing with the Senior Lenders and other lenders a possible new financing (the "Proposed Financing"). Effective as of December 8, 1997, the Senior Lenders have agreed, during the period from December 31, 1997 to the earliest of (i) February 10, 1998, (ii) the date on which a default or event of default under the Credit Agreement (other than as a result of the Company's failure to comply with the Financial Covenants at October 25, 1997 or January 31, 1998) occurs and
(iii) the effective date of the Proposed Financing, to allow the Company to continue to borrow under the Credit Agreement (notwithstanding the expiration after December 31, 1997 of the waiver of the Financial Covenants) and to forebear from exercising any of their rights or remedies against the Company under the Credit Agreement and related documents as a result of the Company's failure to comply with the Financial Covenants at October 25, 1997 or January 31, 1998. The $204.7 million borrowing limit under the revolving credit facility will continue to be in effect during this period. The Senior Lenders have expressly reserved their right to exercise any rights or remedies they may have against any other person or entity under any other document or instrument. If the Company does not obtain the Proposed Financing or otherwise obtain an amendment to the Credit Agreement to cure its failure to comply with the Financial Covenants prior to February 10, 1998, at any time thereafter the Senior Lenders could accelerate the maturity of the outstanding loans under the Credit Agreement. Accordingly, the entire amount outstanding under the Credit Agreement has been classified as a current liability at October 25, 1997.

         Interest Rate Swap Agreements. The Company entered into an interest rate swap agreement to hedge interest costs and risks associated with variable interest rates. Such agreement, which covers a portion of the borrowings under the Credit Agreement, effectively converts variable-rate debt to fixed-rate debt with an effective per annum interest rate of approximately 5.8%. The notional principal amount of this agreement is $25 million, which matures in January 1998. The counterparty to such agreement is a major financial institution and, therefore, credit losses from counterparty nonperformance are not anticipated.

         Capital Expenditures and Acquisitions. Capital expenditures, excluding new business acquisitions, for the nine months ended October 25, 1997 and 1996 were approximately $7.2 and $7.7 million, respectively. The Company estimates capital expenditures for the remainder of the Fiscal Year 1998 will be approximately $2.8 million, primarily as a result of management information system enhancements. In addition, the Company is preparing a plan of action to modify its internally developed software over the next two years to accommodate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company currently expects to incur approximately $7.0 million of costs to develop and implement such plan, which costs will be expensed as incurred. The actual amount of such costs could vary materially from such estimate. The Company expects that such costs will be financed through cash flows from operations and additional borrowings. See "Sources of Liquidity" below. If the Company or any of its significant suppliers or customers does not successfully and timely complete such changes, the Company's business could be materially affected.

         For the nine months ended October 25, 1997, the Company's cash expenditures for business acquisitions totaled approximately $2.2 million. The Company expects to continue to make occasional strategic acquisitions from time to time (although it does not currently intend to make any significant acquisitions) for cash and other consideration to the extent that its debt service requirements, financing agreement covenants, financial performance and funding availability permit. To meet the cash funding requirements for any such business acquisition efforts, the Company expects to draw on internally generated funds, borrowings under the Credit Agreement and other sources of liquidity, to the extent available, as discussed below. See "Business Initiatives", below.

         Sources of Liquidity. Over the last four fiscal years, the Company pursued aggressive acquisition and ISW expansion programs, resulting in increased funding requirements. The principal sources of liquidity for the Company's operating requirements and business expansion have been internally generated funds from the operation of its traditional businesses, borrowings under the Credit Agreement and the proceeds from the 1996 issuance of the Company's 11.875% senior subordinated notes due 2006. The Company expects that the principal sources of liquidity for its future operating requirements will be cash flows from operations, ongoing working capital management initiatives (see "Working Capital", above), revolving credit borrowings under the Credit Agreement and the Proposed Financing. The Company will be required to obtain the Proposed Financing in order to continue to fully meet its ongoing liquidity needs. There can be no assurance, however, that the Company will obtain the Proposed Financing. In addition, the Company currently does not expect to generate cash flow sufficient to fund the repayment of borrowings due under the revolving credit facility of the Credit Agreement upon its maturity on December 31, 2000 and, accordingly, expects that it will seek to refinance such amounts prior to such maturity. No assurance can be given that such refinancing can be successfully accomplished.

BUSINESS INITIATIVES

         As indicated above, the Company has pursued aggressive acquisition and ISW expansion programs over the last four years, since its initial public offering in 1993. Such programs and, particularly with regard to Fiscal Year 1997, integrating PI into the Company's business have consumed significant financial and operating resources and demanded extensive managerial focus and attention. The Company has re-focused its efforts and resources from such aggressive growth programs to improving both the execution of its business strategy and its management information systems. In conjunction with such efforts, the Company has commenced implementation of a comprehensive restructuring program focused on the goals of reducing costs, improving cash flow and achieving profitability. Such program includes the consolidation of its ISW and Company-owned store operations, other operational changes in the ISW business, the closure of approximately 100 Company-owned stores and ISW units, implementation of Company-wide cost control and cost reduction programs (including field and corporate level staff reductions) and implementation of new management information systems pursuant to a multi-year plan developed with outside consultants. During the quarter ended July 25, 1997, the Company recognized a charge of approximately $8.7 million for restructuring costs associated with such program. Additionally, charges for inventory write-offs and incremental bad debt expense of $1.3 million and $1.8 million, respectively, were recorded during such quarter to cost of goods sold and selling, general and administrative expenses, respectively, in connection with facility closures designated in such program.

ISW and Company-owned Stores

         To date, operating margins for the ISW division have been below those of the Company's traditional businesses and, thus far, the ISW division has generally experienced operating losses. The Company's management currently believes that the earnings and cash flow pressures historically experienced due to the ISW business should decrease in future periods due primarily to the restructuring program discussed above and other initiatives undertaken in prior periods. During Fiscal Year 1998, the Company has shifted its focus from aggressive growth of the ISW business to refining and improving both the execution of this division's business strategy and its systems. To that end, the Company has significantly reconfigured its ISW business as part of the comprehensive restructuring program discussed above. During the quarter ended October 25, 1997, the Company consolidated the operations, management and sales forces of the ISW and Company-owned store divisions. The Company has also begun to broaden the product offerings at the ISW units and to supply such units from the Company's distribution centers as it has traditionally done for its Company-owned stores. Such consolidation of the Company-owned store and ISW operations and other operational changes in the ISW business are expected to reduce both inventory and selling, general and administrative expenses. Further, management has implemented certain inventory reduction initiatives that are expected to reduce the Company's inventory approximately $10.0 million during the remainder of Fiscal Year 1998, primarily at the ISW business. See "Liquidity and Capital Resources - Working Capital", above.

         In addition, the Company conducted a comprehensive review of its ISW units, resulting in the planned closure of 50 under-performing units in Fiscal Year 1998, all of which were closed as of October 25, 1997. In addition, 4 ISW locations were sold during the quarter ended October 25, 1997. Such closures are in addition to the 15 under-performing units closed in the quarter ended April 25, 1997 in connection with a performance review performed in Fiscal Year 1997. As a result of such closures and sales, offset by the opening of 11 new ISWs, the total number of ISW locations decreased from 272 to 214 during the nine months ended October 25, 1997. The Company has also closed 29 Company-owned stores during the nine months ended October 25, 1997 and currently intends to close approximately six additional such stores during the remainder of Fiscal Year 1998 in connection with performance reviews conducted in Fiscal Year 1997 and Fiscal Year 1998. Such closures of under-performing Company-owned stores and ISW units are expected to allow management to focus its efforts and resources on the Company's more productive units.

         The Company's initiatives to improve its business systems and controls include the development of a Centralized Management System (CMS) for the ISW business, as well as for the Company's traditional businesses, with a particular focus on inventory and expense controls and working capital management. The Company began implementation of such system during the third quarter of Fiscal Year 1998 and expects complete implementation in phases through the fourth quarter of Fiscal Year 1999. In addition, the Company implemented a new Oracle based accounts receivable system early in the fourth quarter of Fiscal Year 1998 for the ISW business. Such system will facilitate collection of accounts receivable and improve working capital management in the ISW business. The Company expects that such system will be installed for the Company's traditional businesses during Fiscal Years 1999 and 2000.

Other Business Initiatives

         As part of the restructuring program discussed above, the Company has implemented company-wide cost controls and has taken steps to significantly reduce selling, general and administrative expenses through field and corporate level staff reductions. In April 1997, the Company commenced the consolidation of its Columbus, Ohio distribution center into its Gallipolis, Ohio distribution center. Such consolidation is expected to eliminate certain redundant operations and improve operating efficiency. In addition, the Company's efforts to improve its operating systems, including the completion of the implementation of the new Oracle based accounts receivable and the CMS systems, as discussed above, are expected to improve inventory and expense control and working capital management at the Company's traditional businesses as well as the ISW business.


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

NEW ACCOUNTING STANDARDS

         The FASB issued Statement of Financial Accounting Standards No. 128, entitled "Earnings per Share" ("SFAS No. 128"), in February 1997. SFAS No. 128 requires standards to replace the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company is required to adopt the computation, presentation and disclosure requirements of SFAS No. 128 for the fiscal year ending January 31, 1998. The Company's basic loss per share and diluted loss per share under SFAS No. 128 would have each been $ .38 for the three months and $1.15 for the nine months ended October 25, 1997.

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


- The Company is highly leveraged, with substantial existing indebtedness, and consequently is subject to significant principal and interest payment obligations. If the Company obtains the Proposed Financing, the Company will become further leveraged. The Company's ability to make scheduled payments of principal or interest on, or to refinance, its indebtedness will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors beyond its control. The degree to which the Company is leveraged could have important consequences, including (i) the Company's future ability to obtain additional financing for working capital or other purposes may be limited;
     (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing funds available for operation; (iii) certain of the Company's borrowings are at variable rates of interest, which could cause the Company to be vulnerable to increases in interest rates; and (iv) the Company may be more vulnerable to economic downturns and may be limited in its ability to respond to competitive pressures.

- If the Company cannot generate sufficient cash flow from operations to meet its regularly scheduled debt service obligations, the Company might be required to refinance its debt or to dispose of assets to obtain funds for such purpose. There is no assurance that such refinancings or asset dispositions could be effected on satisfactory terms or would be permitted by the terms of the agreements or instruments covering the Company's indebtedness.

- The Credit Agreement and the indenture governing the Company's 11.875% senior subordinated notes due 2006 (the "Indenture") contain numerous operating covenants that limit the discretion of the Company's management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to make certain dividends and other payments, to make certain investments, loans and guarantees, or to sell or otherwise dispose of assets or merge or consolidate with another entity. The Credit Agreement also contains the Financial Covenants which require the Company to meet certain financial ratios and tests, including maintenance of net worth, a consolidated fixed charge to interest expense ratio and a consolidated leverage ratio. The Company has obtained certain waivers and amendments of and agreement to forebear, until February 10, 1998 or the occurence of certain events, with respect to the Financial Covenants in part as a result of its recent financial performance. There can be no assurance that, the Senior Lenders will agree to permanent amendment of the Financial Covenants.

- Failure to comply with the Company's payment, covenant or other obligations under the Credit Agreement or the Indenture could result in a default thereunder that, if not cured or waived, could result in acceleration of the relevant indebtedness or of other indebtedness governed by agreements or instruments containing cross-acceleration or cross-default provisions.

- The Company operates in a highly competitive environment. It competes directly and indirectly with numerous distributors, retailers and manufacturers of automotive aftermarket products, some of which distribute in channels that may be expanding in terms of market share relative to the channels in which the Company distributes its products. In addition, some of the Company's current and potential competitors are larger, may have greater financial resources and may be less leveraged than the Company. Furthermore, particularly in light of the trend in the automotive parts industry toward increasing consolidation at the warehouse and jobber levels, the Company's financial performance may be significantly affected by the Company's ability to compete successfully for associated jobber customers, and otherwise take advantage of consolidation opportunities and other industry trends.

- The demand for automotive products is affected by a number of factors beyond the Company's control, including economic conditions, vehicle quality and maintenance, vehicle scrappage rates and weather conditions. Weather conditions cause seasonal variations in the Company's results of operations, and the occurrence of extreme weather or mild weather may result in significant fluctuations in such results. Temperature extremes tend to enhance sales by causing a higher incidence of parts failure and increasing sales of seasonal products, while milder weather tends to depress sales. In addition, in recent years there have been, and in the future there are likely to continue to be, significant improvements in the quality of new vehicles and vehicle parts and extensions of manufacturers' warranties that may reduce demand for the Company's products.

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

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


A.  EXHIBITS
                                                                                          LOCATION OF EXHIBIT
EXHIBIT                                                                                     IN SEQUENTIAL
NUMBER                              DESCRIPTION OF DOCUMENT                                NUMBERING SYSTEM
-----                               -----------------------                                ----------------

10.1.25 Fifth Amendment and waiver, dated as of October 24, 1997, to the Amended and Restated Credit Agreement dated as of January 25, 1996 (the "Credit Agreement"), among A.P.S.,
                      Inc., the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan
                      Bank, as agent.

10.1.26               Sixth Amendment, Waiver and Agreement, dated as of December
                      8, 1997, to the Credit Agreement.

10.1.27               Security Agreement, dated as of December 8, 1997, made by
                      APS Holding Corporation in favor of The Chase Manhattan
                      Bank, as agent.

10.1.28               Pledge Agreement, dated as of December 8, 1997, made by
                      American Parts Systems, Inc. in favor of The Chase
                      Manhattan Bank, as agent.

10.1.29               Supplement, dated as of December 8, 1997, to the Trademark
                      Security Agreement, dated as of May 15, 1996, made by A.P.S. Management Services, inc. in favor of The Chase
                      Manhattan Bank, as agent.

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


                                                APS HOLDING CORPORATION



Date:     December 9, 1997         By:    /S/ Hubbard C. Howe
                                        ---------------------------------------
                                         Hubbard C. Howe, Chairman of the Board
                                         and Chief Executive Officer


Date:     December 9, 1997         By:    /S/ John L. Hendrix
                                        ---------------------------------------
                                         John L. Hendrix, Senior Vice President
                                         and Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                              DESCRIPTION OF DOCUMENT
-------                             -----------------------
10.1.25               Fifth Amendment and waiver, dated as of October 24, 1997,
                      to the Amended and Restated Credit Agreement dated as of
                      January 25, 1996 (the "Credit Agreement"), among A.P.S.,
                      Inc., the several banks and other financial institutions
                      from time to time parties thereto and The Chase Manhattan
                      Bank, as agent.

10.1.26               Sixth Amendment, Waiver and Agreement, dated as of December
                      8, 1997, to the Credit Agreement.

10.1.27               Security Agreement, dated as of December 8, 1997, made by
                      APS Holding Corporation in favor of The Chase Manhattan
                      Bank, as agent.

10.1.28               Pledge Agreement, dated as of December 8, 1997, made by
                      American Parts Systems, Inc. in favor of The Chase
                      Manhattan Bank, as agent.

10.1.29               Supplement, dated as of December 8, 1997, to the Trademark
                      Security Agreement, dated as of May 15, 1996, made by A.P.S. Management Services, inc. in favor of The Chase
                      Manhattan Bank, as agent.

11.1                  Statement re Computation of Income (Loss) Per Share

12.0                  Statement re Computation of Earnings (Loss) to Fixed Charges

27                    Financial Data Schedule
