Form 10-K
period 1998-01-31
APS HOLDING CORPORATION
filed 1998-05-04
CIK 860420

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

      FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 022318

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

                                               NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS               ON WHICH REGISTERED
      $.01 PAR VALUE CLASS A COMMON STOCK              NONE

  SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE SECURITIES EXCHANGE
                                  ACT: NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 13,790,110 shares of the Registrant's Class A Common Stock outstanding as of the close of business on May 1, 1998. The aggregate market value of the Registrant's Class A Common Stock held by non-affiliates was $10,664,316 (based upon the price of $1.13 on May 1, 1998 as reported on the OTC bulletin board system.

                  DOCUMENTS INCORPORATED BY REFERENCE - NONE

                                    PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

      APS Holding Corporation ("APS Holding") and its subsidiaries (collectively referred to as the "Company") is a leading warehouse distributor of automotive replacement parts in the United States, supplying over 1,650 parts stores owned by associated jobbers and 273 Big-A Company-owned stores and 214 Installers Service Warehouses ("ISWs") as of January 31, 1998 ("Fiscal Year 1998"). The Company principally serves the wholesale segment of the automotive parts aftermarket. As of January 31, 1998, the Company has a network of 27 distribution centers in 26 states. The distribution centers offer over 160,000 stock keeping units ("SKUs"), including a broad array of nationally recognized replacement parts, tools, equipment, supplies and accessories under its Big-A(R) brand name, private label name as well as manufacturers' brand names.

      The Company's Big-A program offers a number of benefits to stores owned by independent automotive parts store operators ("jobbers") that participate in the program, including (i) a broad selection of product lines; (ii) brand name identity, including national advertising programs; (iii) access to flexible purchasing programs; (iv) overnight delivery of parts; and (v) a comprehensive package of services, including assistance in marketing, cataloging, inventory control, accounting, management and employee training. Many of the Company's associated jobbers and Big-A Company-owned stores are located in communities with populations of less than 25,000 people. The Company believes that jobbers located in smaller communities are well suited to the Big-A program because the customer base within these communities generally is not large enough to support the investment necessary to enable a jobber to obtain on its own the benefits of the Big-A program. In contrast, ISW targets customers in larger metropolitan areas typically not served by the Company's associated jobbers or Big-A Company-owned stores. The ISWs have been designed to meet the needs of their targeted customer base - the professional installer.

      The ISWs were originally opened as a two-step distribution system as a separate operating unit within the Company. During the latter half of Fiscal Year 1998, the Company made the decision to integrate the ISWs into the existing Big-A system and operate both Big-A units and ISW units as a single business unit with a single management. This integration is intended to change the ISW units from two to three step distribution and allow for greater cost efficiencies by operating as a single business unit. At year-end a majority of this consolidation had taken place. The Company expects that greater cost savings should continue to accrue throughout the year ended January 30, 1999 ("Fiscal Year 1999").

      APS Holding, which was formed in 1989 to acquire A.P.S., Inc. ("APS") from Wickes Companies, Inc. ("Wickes"), first offered its Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), to the public in September 1993.

CHAPTER 11 REORGANIZATION

      On February 2, 1998, APS Holding Corporation, its subsidiary APS and each of the principal subsidiaries of APS filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Each of such corporations is presently operating its business as a debtor in possession in such proceedings (the "Chapter 11 Proceedings").

EVENTS LEADING TO THE FILING

      Since its initial public offering in 1993, the Company pursued aggressive acquisition and ISW expansion programs in order to obtain increased market share. These programs (including the acquisition of Parts, Inc. which is described below) consumed significant financial resources and resulted in the Company becoming highly leveraged. The Company had attempted to address these problems during Fiscal Year 1998 by closing unprofitable locations, reducing headcount and reducing inventory. Notwithstanding these initiatives, however, these problems, in conjunction with competitive pressures in the industry, shrinking cash flow, and large debt payments, led the Company to file Chapter 11.

EFFECT OF CHAPTER 11 PROCEEDINGS

      The matters described in this Annual Report on Form 10-K, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Proceedings. Those proceedings will involve or result in various restrictions on the Company's activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business. In particular, many vendors are providing less favorable terms and contractual benefits, including cash discounts than those existing prior to the Chapter 11 Proceedings and the Company's key vendors, representing more than 80% of the Company's annual purchases, are requiring cash payments. While the Company will seek to obtain more advantageous terms as the proceedings progress, there can be no assurance that it will be successful in this regard.

      The Company has undertaken a number of activities since the bankruptcy filing that are intended to address industry-wide and Company specific problems. Among the initiatives developed are: programs to better manage credit policy and accounts receivable collection, programs to reduce selling, general and administrative expense throughout the Company, and consideration of possible store, ISWs and distribution center closings.

LIQUIDITY ISSUES

      As described elsewhere in this document, the Company obtained a $100 million Debtor-In-Possession financing facility from a bank group for which The Chase Manhattan Bank, the agent for the Company's pre-petition bank lender group, acts as agent. Interim financing of $45 million was approved pursuant to a first day bankruptcy order on February 2, 1998. The Company received final approval of the entire facility on February 26, 1998. The amount of new loans that may be outstanding at any time may not exceed a maximum that varies from month to month, ranging from $40 million to $65 million (exclusive of letters of credit).

THE PI ACQUISITION

      On January 25, 1996, the Company acquired all of the outstanding stock of Parts, Inc. ("PI"), an automotive parts distributor, from GKN Parts Industries Corporation ("GKN Parts") for a purchase price, as adjusted, of $74.9 million (the "PI Acquisition"). At the time of the PI Acquisition, the PI distribution network was comprised of approximately 850 parts stores owned by PI's associated jobbers and more than 125 Big-A Company-owned stores, all of which were serviced through PI's 14 distribution centers. PI's customer base at such time was primarily located in markets where the Company had a relatively minor presence, including Arkansas, Oklahoma, Texas, Tennessee, Kentucky, Mississippi, Alabama, West Virginia and Michigan.

INTEGRATION PLAN

      During the fiscal year ended January 25, 1997 ("Fiscal Year 1997"), the Company implemented an aggressive plan to integrate PI's operations with those at the Company. This integration plan called for the closure of numerous PI facilities, including nine distribution centers and 27 stores, as well as the closure of two APS distribution centers. As a result of such closures and the sale of certain store facilities in Mississippi and Florida, there were five PI distribution centers and 64 PI Big-A Company-owned stores remaining at January 31, 1998.

      In addition, the integration plan called for the changeover of PI's product lines from Parts Plus to Big-A brands, which was completed during Fiscal Year 1998. In accordance with the Company's PI integration plans, approximately half of the more than 125 Big-A Company-owned stores were closed or sold and approximately one-third of the over 850 former PI associate jobbers were not changed over to the Company's product lines. The majority of such jobbers were intentionally not changed over to the Company's product lines because they did not meet the Company's standards for sales volume and profitability or were in markets already serviced by Big-A jobbers.

      The Company also negotiated deferred payment terms, changeover and acquisition incentives and other one-time special privileges from its suppliers in connection with the integration of PI and the changeover of product lines. Such deferred payment terms, which allowed the Company to defer the payment of certain accounts payable, required the Company to make payments beginning in the Fiscal Year 1997 continuing through the following two fiscal years. However, as a result of the Chapter 11 Proceedings, these deferred payments represent prepetition claims and the actual amounts to be paid and the timing of such payments will be determined through Bankruptcy Court proceedings. The Company's costs of integrating PI and changing over product lines were offset by changeover and acquisition incentives. In addition to offsetting direct integration costs, the Company used a portion of such incentives to offset indirect costs, operational inefficiencies and general business disruption resulting from the PI integration during Fiscal Year 1997.

      Integration efforts and the changeover of PI's product line to the Company's product line consumed financial and operating resources and demanded extensive managerial focus and attention, which contributed to the Company's operating problems during Fiscal Years 1997 and 1998.

INDUSTRY OVERVIEW

      The total market for automotive replacement parts (excluding tires and service) was approximately $100.7 billion (based upon the price paid by end users) in 1997 as measured by Lang Marketing Resources, Inc. ("Lang"). (Unless otherwise indicated, the industry size and growth, market share and competitive position data contained in this Form 10-K are based on retail sales by dollar amount.) The market is composed of two basic segments: Passenger car and light truck products, a market accounting for sales of $72.5 billion in 1997, and heavy duty truck and other products, a market accounting for sales of $28.2 billion in 1997. The Company principally operates in the passenger car and light truck market, and currently does not have a significant presence in the heavy duty truck market.

      The market for passenger car and light truck products has two basic sales channels: (i) wholesale or installed parts service, serving professional installers, vehicle dealers, retail auto parts stores and other distributors, and (ii) retail, serving do-it-yourself retail customers. The wholesale segment is the Company's primary area of focus. Based on Lang data, the Company believes that the wholesale segment represents over two-thirds of sales, or approximately $52.9 billion, of the passenger car and light truck product market (based upon the price paid by end-users), while the retail segment accounts for the remaining approximately $19.6 billion.

      The size of the entire automotive parts aftermarket has continued to increase in recent years. In addition, according to industry sources, revenues generated by sales to professional installers have grown more quickly during this period than revenues from the do-it-yourself sector. The Company believes that this growth is attributable in part to several favorable market trends, including the following (i) continuing growth in the size of the national fleet of vehicles; (ii) growth in the miles driven each year; (iii) growth in the number of vehicles in the prime repair age range of five to ten years old, and the continued aging of the U.S. vehicle fleet; (iv) proliferation of the number of automotive parts resulting from an increase in the number of domestic and imported automotive vehicle models; and (v) increasing complexity of vehicles and the maturing of the population (and related increase in purchasing power), which the Company believes will lead to an increasing propensity for vehicle owners to favor installed parts service over do-it-yourself repairs. The increasing quality of new vehicles and extended manufacturers' warranties, however, are reducing the impact of these trends on the growth of the automotive parts aftermarket.

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

      The proliferation of the number of vehicle models, resulting in an increase in the number of automotive parts, has created large inventory requirements which, in turn, have had dramatic effects on both WDs and jobbers. Increased inventory typically translates into slower inventory turnover and a larger working capital investment. In recent years in order to compete effectively, WDs and jobbers require more capital to fund the purchase of additional inventory and to invest in other expenditures which improve productivity. As a result, many less well-capitalized WDs and jobbers have sold or merged their businesses with WDs and jobbers with greater access to capital. As an alternative to selling or combining their businesses, WDs and jobbers have joined programmed distribution groups. Programmed distribution groups are largely comprised of WDs, independently-owned jobbers and jobber chains who join together in order to benefit from purchasing efficiencies, increased informational and financial support, and services including marketing, cataloging, accounting, management, employee training and inventory control. The Company's competitors include several national programmed distribution groups as well as a number of regional programmed distribution groups. Three leading, nationally recognized programmed distribution groups are National Automotive Parts Association ("NAPA"), APS/Big-A and Carquest. The Company competes with NAPA, Carquest and other programmed distribution groups on the basis of product availability, service and price.

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

      The wholesale segment, as previously mentioned, accounts for over two-thirds of the automotive parts aftermarket, while the retail segment accounts for the remainder. In the past several years, certain retailers such as AutoZone and CSK Auto Corporation have added programs that are intended to add the professional installer to their customer profile. Typically, in order to serve the professional (or wholesale) market, a retailer has to provide experienced customer service, rapid delivery, more extensive inventory directed toward professional installers and merchandise credit. The extent to which retailers will be able to make inroads into the wholesale market will be dependent upon whether they are able to provide the best availability, service, quality and price.

THE BIG-A PROGRAM AND ASSOCIATED JOBBERS

      The Company provides the associated jobbers that participate in the Big-A program with (i) brand name recognition as well as a private label; (ii) access to flexible purchasing programs; and (iii) a comprehensive package of services, including assistance in marketing, cataloging, accounting, management and employee training and inventory control. The cornerstones of the Company's Big-A program merchandising strategy include Big-A brand name and private label parts, a national cooperative advertising program, a store merchandising assistance program and Big-A store identification.

      The jobbers that participate in the Big-A program generally operate independently owned, full-line automotive parts stores that sell parts to a wide variety of customers, including service stations, repair shops, garages, dealers, farmers, fleet operators and "do-it-yourself " retail customers. Management estimates that the average associated jobber purchases from the Company approximately 80 percent of its inventory in the product lines carried by the Company. While in general, associated jobbers are not contractually obligated to buy all of their products from the Company or to maintain their relationships with the Company, a number of associated jobbers, including new associated jobbers, have entered into agreements to purchase their inventory from the Company. Such agreements typically have five year terms and require the associated jobber to purchase an average of 80% of their inventory from the Company. The Company's traditional jobber base has been composed predominantly of single-store jobbers, a majority of which have been located in rural and suburban areas.

      While the total number of associated jobber stores that participate in the Big-A program increased significantly as a result of the PI Acquisition, the Company typically gains and loses associated jobber stores during any given year. Associated jobber stores are typically lost or removed by the Company as a result of store closures or inadequate financial performance. Associated jobbers are also lost because they change distributors, become independent or are purchased by one of the Company's competitors. Per store average annual purchases made by the associated jobber stores that have been added to the Big-A program since January 1993, excluding PI jobber stores, have been higher than those of the stores that were lost during the same period. Since the bankruptcy filing, the Company has experienced a higher level of jobber loss compared to Fiscal Year 1998 losses, while the addition of new jobbers has slowed. The Company may lose further jobber business as a result of the Chapter 11 Proceedings, which losses could materially impact the Company's revenues.

      As part of the Big-A program, the Company has assisted a number of its associated jobbers in establishing Installers' Express outlets. An Installers' Express outlet utilizes a modified two-step distribution arrangement, in which approximately one-half of the inventory sold to it by the Company (including most high volume product lines) is shipped to it directly from manufacturers, and the remainder is delivered by the Company's distribution centers. This distribution format provides the high volume jobber with the cost benefits of two-step distribution for its highest volume product lines, while also providing the product selection and depth of three-step distribution. At January 31, 1998, there were 121 Installers' Express outlets operated by associate jobbers.

      The Company also has an on-line point-of-sale ordering system that enables each distribution center to receive daily orders from most of the Company's Big-A associated jobbers and Big-A Company-owned stores. At January 31, 1998, over 87% of the Company's Big-A jobbers and Big-A Company-owned stores were directly connected to their sponsoring distribution center by computer, thus minimizing order processing time and improving the Company's ability to control its inventory. The Company provides overnight delivery on almost all orders to its associated jobbers. During Fiscal Year 1998, the average order fill rate was approximately 92.5%.

      The Company also offers inventory management and accounting services to each associated jobber as part of the Big-A program. The Company's Autopoint software package and other Company-developed software packages provide the Big-A associated jobber with a variety of management reports. In addition, each such associated jobber is assigned a Company territory sales manager. In conjunction with the Company's classification/obsolescence program, which recommends what parts the jobber should stock to best serve its market, territory sales managers review the inventory position of each of the jobbers. In addition to providing marketing advice and merchandising assistance, the territory sales managers recommend to the jobber the parts and products it should return to the Company. During Fiscal Year 1998, Big-A associated jobbers returned approximately 12% of their annual purchases to the Company (in addition to returns of defective and recyclable products and returns in connection with changeovers of jobber inventory to the lines carried by the Big-A program). Most such returns were either resold or returned to the Company's suppliers. While the returns policies of the Company's suppliers vary, most permitted returns, prior to the Company's Chapter 11 Proceedings. Currently, such returns are being held for resale. The Company is currently negotiating with vendors to restore returns priviledges to its pre-bankruptcy levels although the success of such negotiations cannot be assumed.

      Over 200 manufacturers' representatives work exclusively with Big-A jobbers and call on independent professional mechanics to promote Big-A brand products and provide technical support. In addition, there are over 750 non-exclusive manufacturers' representatives promoting both Big-A or manufacturers' national brand products through the Big-A network. This marketing approach develops "pull-through" at the installer level and keeps the independent mechanic abreast of changes in products, competitive circumstances and business building opportunities. Subsequent to year end, two major manufacturers began reviewing their programs and may reduce this service to their customers in the future.

BIG-A COMPANY-OWNED STORES AND INSTALLERS' SERVICE WAREHOUSES

      As indicated above, the Company has pursued aggressive acquisition and ISW expansion programs over the last four years, since its initial public offering in 1993. Such programs and, particularly with regard to Fiscal Year 1997, integrating PI into the Company's business consumed significant financial and operating resources and demanded extensive managerial focus and attention. During Fiscal Year 1998, the Company re-focused its efforts and resources from such aggressive growth programs to improving both the execution of its business strategy and its management information systems. In conjunction with such efforts, the Company commenced implementation of a comprehensive restructuring program focused on the goals of reducing costs, improving cash flow and achieving profitability. Through January 31, 1998 this program has included the consolidation of its ISW and Big-A Company-owned store operations under one management group, other operational changes in the ISW business, the closure of approximately 100 Big-A Company-owned stores and ISW units, implementation of Company-wide cost control and cost reduction programs (including field and corporate level staff reductions) and implementation of new management information systems pursuant to a multi-year plan developed with outside consultants. During the quarter ended July 25, 1997, the Company recognized a charge of approximately $8.7 million for restructuring costs associated with such program. Additionally, charges for inventory write-offs and incremental bad debt expense of $1.3 million and $1.8 million, respectively, were recorded during such quarter to cost of goods sold and selling, general and administrative expenses, respectively, in connection with facility closures designated in such program.

      Historically, operating results for the ISW division have been below those of the Company's traditional businesses and the ISW division has generally experienced operating losses. During Fiscal Year 1998, the Company has shifted its focus from aggressive growth of the ISW business to refining and improving both the execution of this division's business strategy and its systems. To that end, the Company has significantly reconfigured its ISW business as part of the comprehensive restructuring program discussed above. During the quarter ended October 25, 1997, the Company consolidated the operations, management and sales forces of the ISW and Company-owned store divisions. The Company has also begun to broaden the product offerings at the ISW units while at the same time the Company is steadily reducing average inventory levels in ISW locations. The Company has also largely completed its program to supply such units from the Company's distribution centers as it has traditionally done for its Big-A Company-owned stores. Such consolidation of the Company-owned store and ISW operations and other operational changes in the ISW business are expected to reduce both inventory and selling, general and administrative expenses. Management's inventory reduction initiatives reduced the Company's inventory approximately $41.9 million between the end of the first quarter and fourth quarter of Fiscal Year 1998, primarily at the ISW business.

      The Company continually reviews the position of its Big-A Company-owned stores in the respective markets in which they operate. This review process has led and will continue to lead to the rationalization of stores whose performance does not achieve targeted return on investment objectives. At January 31, 1998, the number of Big-A Company-owned stores and ISWs is 273 and 214, respectively, down from 300 and 270, respectively, at January 25, 1997.

THE COMPANY'S PRODUCTS

      The Company's current Big-A program inventory system contains over 160,000 SKUs, which are sourced from over 100 suppliers. It carries a diverse line of high quality automotive replacement parts marketed by the Company under the nationally recognized brand name Big-A. These parts include brakes, belts, hoses, filters, temperature control parts, tune-up parts, shock absorbers, batteries, exhaust systems and remanufactured alternators, water pumps, clutches and starters. The Company also distributes various related products, including tools, equipment, supplies and accessories. In addition, the Company carries a more limited line of lower priced automotive replacement parts and related products distributed under the brand name AutoPro (R). For Fiscal Year 1998, approximately 64% of the Company's net sales were derived from the Big-A product line and related Company private label brand names. The remainder of the Company's net sales were derived from manufacturers' branded products.

SUPPLIERS

      Most major categories of automotive replacement parts have more than one competitive supplier. However, the Company typically sources each of its Big-A program product lines from one supplier. The Company's management believes that the Company's status as a key customer has historically led suppliers to provide flexible pricing and delivery terms and substantial marketing support, as well as service, training and other inducements. Prior to the Chapter 11 Proceeding, the Company's suppliers allowed the Company to defer payment for certain product lines for several months or longer, typically in connection with an acquisition and the related changeover of a group of auto parts stores to the Big-A program product lines. For example, the Company negotiated significant deferred payment terms and other changeover incentives from its suppliers in connection with the PI Acquisition. From time to time, the Company was also extended deferred payment terms in connection with promotional programs or seasonal products, in which case the Company generally then offered the same terms to its customers. However, as a result of the Chapter 11 Proceedings, the Company's key vendors are requiring cash in advance and are withholding purchasing support while other suppliers have shortened payment terms from the levels offered pre-petition. While the Company will seek to obtain more advantageous terms as the proceedings progress, there can be no assurance that it will be sucessful in this regard. The Company has a central purchasing department which deals directly with manufacturers, and also has a computerized inventory control program for its distribution centers that tracks sales and recommends adjustments to inventory levels as needed.

      During Fiscal Year 1998, Cooper Industries, Inc. (including its Wagner Brake business unit), Standard Motor Products, Inc. ("Standard Motor") and Federal-Mogul Corporation accounted for approximately 14%, 13% and 11%, respectively, of all of the Company's product purchases. While no other single supplier supplies more than 10% of the Company's products, approximately 69% of the Company's products are provided by ten suppliers. Management believes that alternative sources are available for each of the Company's Big-A program product lines. The Company's suppliers are generally able to meet the Company's demand for products.

JOBBER FINANCING

      APS's wholly owned subsidiary, Autoparts Finance Company, Inc. ("AFCO"), provides loans to Big-A associated jobbers and assists jobbers in obtaining appropriate financing from banks and other third party lenders subject to limitations contained in its bank financing agreement.

      At January 31, 1998, AFCO's average principal loan balance was approximately $165,000. All AFCO loans are collateralized by substantially all of the assets of the borrower, including inventories, and generally by personal guarantees from principals of the borrowers. At January 31, 1998, AFCO had 146 loans in its portfolio with an aggregate principal balance of $24.0 million. A majority of these loans are amortizing and have a seven-year maturity with a variable interest rate tied to a prime rate. During Fiscal Year 1998, total loan losses attributable to AFCO after liquidation of collateral were equivalent to a loan loss ratio of approximately 0.91%.

      At January 31, 1998, the largest loans in AFCO's loan portfolio were to three of the Company's Big-A associate jobbers, who had, in the aggregate, outstanding principal balances of $2.5 million, $0.8 million and $0.7 million, respectively. The Company expects to continue to provide loans, subject to the availability of funds and as permitted by covenant restrictions .

      Through a bank loan program sponsored by PI (the "PI Loan Program"), PI historically provided its associated jobbers with assistance in obtaining financing in order to fund the operation and expansion of such jobbers' businesses. The Company had guaranteed the jobbers' obligations under the PI Loan Program and had secured its guarantee with a letter of credit. At January 31, 1998, there were 8 loans outstanding under the PI Loan Program, having an original aggregate principal amount of $2.8 million and an outstanding aggregate principal amount of $0.3 million. However, subsequent to year end, on February 10, 1998 the letter of credit was exercised by First Tennessee Bank N.A and the Company purchased the loans from First Tennessee Bank N.A. for $0.3 million. Such loans are collateralized by substantially all of the assets of each borrower, including inventories, and bear interest at a rate tied to a prime rate. These loans are generally for a term of eleven months, although the terms of these loans are often extended (at the Company's option) from year to year and they generally amortize over a period of from 60 months to 84 months. The Company does not intend to guarantee any additional jobber loans in the future under the PI loan program.

      The Company has also helped to finance a small number of Big-A associate jobbers through equity investments. In such instances, the Company may have been required to buy out the individual stockholder's equity interest under certain circumstances. The Company's total exposure under these buy-out arrangements was approximately $818,000 at January 31, 1998. The Company also enters into arrangements with third party lenders to jobbers whereby APS agrees in most cases to repurchase, under certain circumstances, inventory purchased by the jobber from the Company at approximately the same price the Company would purchase the items in such inventory from third party suppliers. Based on previous history, occasions on which the Company has been called upon to repurchase such inventory have been infrequent, and, on such occasions, the Company has successfully resold the inventory that it repurchased. The Company believes any future performance required under these repurchase agreements will not have a material adverse affect on its financial condition.

COMPETITION

      The automotive parts replacement after market is highly fragmented and competitive. The Company competes most directly with national and regional warehouse distribution networks. Based on available statistics and other published data covering the automotive aftermarket industry, the Company believes that the largest warehouse distribution network is NAPA, the largest member of which is Genuine Parts Company. The warehouse distribution market contains numerous other participants, including program distribution groups such as Carquest. These program distribution groups are collections of distribution companies that have joined together to gain purchasing power and to benefit from supplier concessions. The Company competes with these groups on the basis of product availability, service and price. The Company believes that there are several program distribution groups whose members have combined sales that are comparable to, or greater than, those of the Company.

      The Company also faces competition from national and regional retail chain stores and, to a lesser extent, from oil companies, automobile dealers, independent jobbers and installers who sometimes skip the warehouse distribution level and purchase directly from manufacturers. In particular, certain retail chain stores such as AutoZone and Pep Boys have added programs that are specifically designed to add the professional installer to their customer profile. In these instances, the Company believes that such retail chain stores have increased their share of both the retail and wholesale automotive parts aftermarket, which has tended to occur at the expense of traditional jobbers located in the markets in which they have competed. The Company believes that such trends have resulted in pressures on warehouse distributors to sell products to jobbers at lower prices in order to replace lost sales volume. The Company has also focused on assisting its associated jobbers in meeting the demands of an increasingly competitive market through improved pricing, marketing and merchandising.

      One current industry trend arises from the increase in the number of domestic and imported automotive vehicle models in the United States, which has resulted in the proliferation in the number of automotive replacement parts supplied by distributors. The Company believes that it is at a competitive advantage to certain of its regional competitors which are not able to carry the range of supplies of automotive replacement parts and related products stocked by the Company. The Company also believes that industry trends toward consolidation at the warehouse and at the jobber levels, and for independent jobbers to become associated with program distributors, may provide the Company with a competitive advantage over independent warehouse distributors. However, some of the Company's competitors are larger and have access to greater financial resources than the Company, are not as leveraged as the Company, and do not have restrictions imposed on them as a result of filing Chapter 11. Accordingly, these competitors may be able to take greater advantage of market and industry trends.

TRADEMARKS

      The Big-A (including design)(R), Big-A Plus (including design)(R), ISW (including design)(R), Installers' Express(R), Installers' Service Warehouse(R), APS(R) and AutoPro(R) trade and service marks, which are registered in the United States Patent and Trademark Office, and the Big-A Auto Parts trade name, are considered material to the Company's business.

      In February 1996, the Company sold its interest in the Parts Plus group of marks, which had been acquired by the Company in the PI Acquisition, to the Association of Automobile Aftermarket Distributors ("AAAD") for cash consideration of $3.5 million. PI had previously licensed the same marks to AAAD for a small yearly license fee.

EMPLOYEES

      At January 31, 1998, the Company employed approximately 4,000 full-time employees and approximately 1,400 part-time employees, of which approximately 160 are represented by unions. The Company believes its labor relations generally to be good. The Company has made increasing use of part-time employees, which has afforded it greater operating flexibility and reduced its labor and benefit costs.

ITEM 2. PROPERTIES

      The Company's primary distribution system consists of 27 distribution centers located in 26 states, each delivering parts daily to the jobbers and Big-A Company-owned stores within its service area. In addition, certain of the distribution centers have stores within the distribution facilities that sell parts directly to customers. Each distribution center supports an average of 79 auto parts stores and carries between 49,000 and 83,000 SKUs. The locations and sizes of the Company's distribution centers are indicated in the following table.

            LOCATION                                 SQUARE FOOTAGE
         (d)Birmingham, Alabama.......................   53,250
            Phoenix, Arizona..........................   42,500
            Fairfield, California.....................   59,500
            Riverside, California.....................   70,034
         (a)Denver, Colorado..........................  116,000
            Manchester, Connecticut...................   50,000
            Ocala, Florida............................  100,000
            Atlanta, Georgia..........................   53,000
            East Moline, Illinois.....................  105,600
            Indianapolis, Indiana.....................  104,688
         (a)Great Bend, Kansas........................   62,748
            Monroe, Louisiana.........................   76,000
            Peabody, Massachusetts....................   42,132
            Minneapolis, Minnesota....................   63,420
            Jackson, Mississippi......................  100,118
      (a)(b)St. Louis, Missouri.......................   52,480
            Omaha, Nebraska...........................   61,750
         (a)Albuquerque, New Mexico...................   40,000
            Latham, New York..........................   36,000
            Charlotte, North Carolina.................   76,310
         (d)Columbus, Ohio............................   53,000
            Gallipolis, Ohio..........................  110,600

            Tulsa, Oklahoma...........................   87,453
            Malvern, Pennsylvania.....................   52,400
            Memphis, Tennessee........................  131,000
            Carrolton, Texas..........................   88,500
         (a)Salt Lake City, Utah......................   40,000
         (a)Winchester, Virginia......................   52,500
         (c)Seattle, Washington.......................   39,168

 (a)These locations are owned by the Company or are held pursuant to leases that were entered into in connection with industrial development bond financings that grant the Company an option to acquire the property at a nominal price when the bonds are paid. The remaining locations are occupied pursuant to leases having remaining terms that, at January 31, 1998, varied from two months to ten years, three months. At January 31, 1998, the annual rentals payable under such leases totaled approximately $4,134,837, with no facility having an annual rental in excess of $325,950. The Company expects that it will be able either to renew such leases as they expire, to lease alternative premises or to consolidate operations, as appropriate. All of these leases are operating leases, other than those covering the Phoenix and Charlotte distribution centers.

(b)Subsequent to year end, the Company consolidated the customers of the St. Louis distribution center into the East Moline, Indianapolis and Memphis operations. The St. Louis facility will operate in the future as a re-distribution center serving the distribution center network.

(c)Subsequent to year end, the Company made the decision to close the Seattle distribution center and the Big-A Company owned store units supplied by the Seattle warehouse.

(d)These locations operate as re-distribution centers, serving the distribution center network.

          Each distribution center is linked to a computer at the Company's data processing center in Houston, Texas. As of January 31, 1998, the Company also leases approximately 280 store facilities, including 17 closed stores, in 26 states with square footage ranging from approximately 2,400 to 39,105 square feet per store. In addition, the Company leases approximately 253 ISW facilities, including 39 closed ISWs, in 30 states with square footage ranging from approximately 2,275 to 12,236 square feet per ISW. Subsequent to the Chapter 11 Proceedings, the Company has begun to utilize its options offered under Chapter 11 to reject leases where appropriate, including the closed locations. The Company's corporate headquarters' offices are located in a facility in Houston, Texas, in which the Company currently has approximately 56,250 square feet under the lease agreements. As of January 31, 1998, the Company also operates 2 redistribution centers to assist in the process of reducing inventory. Management believes that the stores, ISW facilities , distribution centers and corporate headquarters are currently adequate for the intended purposes and provide sufficient capacity.

ITEM 3.  LEGAL PROCEEDINGS

      On February 2, 1998 (the "Filing Date"), APS Holding Corporation, its subsidiary A.P.S., and each of the principal subsidiaries of A.P.S. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Each of such corporations is presently operating its business as a debtor in possession. See Item 1 - Business and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. Upon the commencement of the Chapter 11 Proceedings, an automatic stay went into effect which enjoins most forms of civil litigation (including those by private parties) which either were pending on the Filing Date or which have yet to be commenced but relate to liabilities incurred prior to the Filing Date.

      The Company is involved in various claims and disputes arising in the normal course of business, including in the matter of BARRY S. LAMM AND LAMM AUTO STORES, INC. V. PARTS, INC., PARTS PLUS, ET AL, which was filed in The

Circuit Court of Mobile County, Alabama on June 21, 1996. The plaintiff in such case seeks both compensatory and punitive damages in making a number of claims, including both willful and reckless misrepresentation, suppression of material fact and promissory fraud (all in violation of the Code of Alabama), and conspiracy, breach of contract and intentional interference with contractual or business relationships, all in connection with the operation of an automotive parts business by the plaintiff while a customer of Parts, Inc. The Company entered into an agreement with the plaintiff's counsel to settle this action for a payment of $2.35 million. As a result of the Company's bankruptcy proceeding, no payment was paid and this action, as to the Company, is now stayed. The Company believes that the costs of defending such action, as well as the settlement, are the subject of a contractual indemnification by GKN Parts. The Company has made a claim for indemnity to GKN Parts, which has been denied.

      APS and its subsidiaries are subject to regulation at the U.S. federal, state and local levels and are required to obtain permits from governmental agencies in order to conduct certain of their operations. Compliance by the Company with the federal, state and local environmental protection laws has had no material adverse effect upon the Company, and the Company believes that its operations are in material compliance with all applicable permits and environmental regulations. The Company cannot presently determine the full consequences to it of compliance in the future with the environmental regulations and standards that have been, and may, be issued. However, based on current laws and regulations and the interpretation thereof, the Company has no reason to believe that the costs of future environmental compliance would be likely to materially adversely affect its business, results of operations, cash flows or financial position.

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

      In addition, the Company is aware of investigations of two other locations, including one site previously operated by a former APS subsidiary. In part because these investigations are in the preliminary stages, the Company cannot currently estimate what liabilities, if any, it may have with respect to these matters. The Company believes that, pursuant to an agreement with Wickes (which is now an indirect wholly owned subsidiary of Collins & Aikman Corporation), Wickes will be required to indemnify the Company against any liabilities associated with such former APS subsidiary's operations. Since the divestiture from Wickes, the Company has not incurred any material liabilities in connection with any matter for which Wickes has indemnified the Company, nor has the Company experienced any difficulties in obtaining appropriate indemnification for such matters as they have arisen. The Company believes, however, that Wickes may be a highly leveraged entity, and there can be no assurance that the Company will not experience any such difficulties in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

EXECUTIVE OFFICERS OF THE REGISTRANT

          Set forth below are the names, ages and present positions of the executive officers of APS Holding as of April 25 , 1998.

NAME                                          AGE  POSITION

Bettina M. Whyte..........................    49   President & Chief Executive
                                                   Officer
David C. Barbeau..........................    50   Senior Vice President
John L. Hendrix...........................    49   Senior Vice President & Chief
                                                   Financial Officer
E. Eugene Lauver..........................    51   Senior Vice President &
                                                   Secretary
Charles M. Popik..........................    48   Senior Vice President
Michael L. Preston........................    53   Senior Vice President

      BETTINA M. WHYTE was elected President and Chief Executive Officer of the Company on February 4, 1998. She is a principle with Jay Alix & Associates, a leading professional services firm in the area of corporate turnarounds and restructuring. Ms. Whyte was with Price Waterhouse LLP from 1990 to 1997 and was National Director of Business Turnaround Services when she left them to join Jay Alix & Associates in April 1997. She has spent more than fifteen years leading turnarounds of under-performing and financially troubled companies.

      DAVID C. BARBEAU has been Senior Vice President of Distribution Operations since January 1993. He had been Vice President, Treasurer and Chief Financial Officer prior to 1993.

      JOHN L. HENDRIX has been Senior Vice President - Finance and Chief Financial Officer since March 1997. He joined the Company in October 1996 as Vice President - Finance and Chief Financial Officer. From prior to 1993 until joining the Company he held various positions, most recently Senior Vice President, Chief Financial Officer, Treasurer, and Secretary, with Kay-Bee Toy Stores, a national retail organization.

      E. EUGENE LAUVER has been Senior Vice President, Secretary and General Counsel of APS Holding since September 1997. He held the position of Vice President, Secretary and General Counsel since prior to 1993.

      CHARLES M. POPIK has been Senior Vice President - Purchasing since April 1998. He previously served as Vice President - Purchasing since March 1995. From prior to 1993 until joining the Company he held various purchasing positions, most recently Vice President of Purchasing, with Parts Depot Company, L.P., a distributor of automotive parts.

      MICHAEL L. PRESTON has been Senior Vice President - Sales/Product Management since April 1998. He previously served as Senior Vice President of Sales & Business Development since January 1993. He had been Vice President of New Market Development since prior to 1993.

                                   PART II

ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
MATTERS.

      APS Holding's Class A Common Stock, which began trading in the over-the-counter market on September 24, 1993, was quoted in the NASDAQ National Market System under the symbol "APSI" until APRIL 1, 1998, as of which date such stock was delisted from the NASDAQ National Market System due to not meeting NASDAQ'S requirements for net tangible assets. Currently, the Company's stock trades on the OTC bulletin board system. At January, 31, 1998, there were approximately 710 holders of record of APS Holding's Class A Common Stock. At January 31, 1998, no shares of APS Holding's Class B Common Stock had been issued.

      The following table sets forth the high and low sales prices for the quarters indicated as reported on the NASDAQ National Market System:

FISCAL YEAR 1998:                               HIGH        LOW

First Quarter.............................     10 1/2      6 7/8
Second Quarter............................     10 5/8      7 1/8
Third Quarter.............................      9 3/8      6 7/8
Fourth Quarter............................      7 5/8        7/8

FISCAL YEAR 1997:

First Quarter.............................     18 3/4      14 3/4
Second Quarter............................     23 3/4      18
Third Quarter.............................     29 1/4      20
Fourth Quarter............................     23 1/4      8 1/2

      No dividends have been paid by APS Holding on any class of its common stock. As a result of the Chapter 11 Proceedings, the Company will not pay cash dividends in the foreseeable future. The Company's bank credit agreement and subordinated note indenture contain covenants which indirectly restrict the declaration and payment of dividends on APS Holding's common stock.


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

                  SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

                                       YEAR ENDED  YEAR ENDED    YEAR ENDED    YEAR ENDED  YEAR ENDED
                                        JAN. 31,     JAN. 25,     JAN. 27,     JAN. 28,     JAN. 29,
                                         1998         1997         1996         1995         1994
                                       ---------    ---------    ---------    ---------    ---------
                                                    (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net Sales ..........................   $ 812,942    $ 858,739    $ 603,737    $ 523,508    $ 438,298
Cost of goods sold .................     553,596      583,146      397,164      344,845      297,150
                                       ---------    ---------    ---------    ---------    ---------
Gross profit .......................     259,346      275,593      206,573      178,663      141,148
Selling,  general and administrative
expenses ...........................     276,943      271,754      171,210      145,722      119,304

Asset  impairment and  restructuring
charge .............................      28,969         --         11,224         --           --
                                       ---------    ---------    ---------    ---------    ---------
Operating income (loss) ............     (46,566)       3,839       24,139       32,941       21,844
Interest income ....................       5,300        5,609        5,265        3,896        3,023

Other income .......................         200        1,765        1,535        1,535        1,277
                                       ---------    ---------    ---------    ---------    ---------
Income (loss) before writedown on
 available-for-sale securities,
 interest expense, income taxes,
 extraordinary item and cumulative
 effect of accounting change .......     (41,066)      11,213       30,939       38,372       26,144
Writedown on available-for-sale
 securities ........................       1,916         --           --           --           --
Interest expense ...................      32,590       27,296       16,256       10,500       22,039
                                       ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes,
 extraordinary item and cumulative
 effect of accounting change .......     (75,572)     (16,083)      14,683       27,872        4,105
Provision (benefit) for income taxes      19,721       (5,247)       5,447       (4,495)      (1,550)
                                       ---------    ---------    ---------    ---------    ---------
Income (loss)  before  extraordinary
 item and cumulative effect of
 accounting change .................     (95,293)     (10,836)       9,236       32,367        5,655
Extraordinary item .................        --           --         (2,468)        --        (14,404)
Cumulative effect of accounting
 change ............................        --           --           --           --         (2,330)
                                       ---------    ---------    ---------    ---------    ---------
Net income (loss) ..................   $ (95,293)   $ (10,836)   $   6,768    $  32,367    $ (11,079)
                                       =========    =========    =========    =========    =========
BASIC:
Income (loss) before extraordinary
 item and accounting change ........   $   (6.91)   $   (0.79)   $    0.67    $    2.39    $    0.65
Extraordinary item .................        --           --          (0.18)        --          (1.65)
Accounting Change ..................        --           --           --           --          (0.27)
                                       ---------    ---------    ---------    ---------    ---------
Net Income (loss) ..................   $   (6.91)   $   (0.79)   $    0.49    $    2.39    $   (1.27)
                                       =========    =========    =========    =========    =========
DILUTED:
Income (loss) before extraordinary
 item and accounting change ........   $   (6.91)   $ (0.79)     $    0.66    $    2.36    $    0.65
Extraordinary item .................        --           --          (0.18)        --          (1.65)
Accounting change ..................        --           --           --           --          (0.27)
                                       ---------    ---------    ---------    ---------    ---------
Net Income (loss) ..................   $   (6.91)   $   (0.79)   $    0.48    $    2.36    $   (1.27)
                                       =========    =========    =========    =========    =========
Basic weighted average shares
 outstanding .......................      13,782       13,741       13,725       13,524        8,715

Dilutive impact of stock options ...        --           --            176          197         --
                                       ---------    ---------    ---------    ---------    ---------
Dilutive weighted average shares
 outstanding .......................      13,782       13,741       13,901       13,721        8,715
                                       =========    =========    =========    =========    =========
Balance Sheet Data:
Working capital (deficit) ..........   $ (86,991)   $ 293,623    $ 302,684    $ 176,176    $ 102,984
Total assets .......................     486,911      598,205      600,159      387,062      251,224
Long-term debt .....................       1,207      305,941      302,512      158,965      117,132
Total stockholders' equity .........      18,614      114,569      124,030      117,218       76,761

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Since its initial public offering in 1993, the Company pursued aggressive acquisition and ISW expansion programs in order to obtain increased market share. These programs consumed significant financial resources and resulted in the Company becoming highly leveraged. The Company had attempted to address these problems, particularly early during fiscal 1998, by closing unprofitable locations, reducing headcount and reducing inventory. Notwithstanding these initiatives, however, these problems, in conjunction with competitive pressures in the industry, shrinking cash flow, and large debt payments, led the Company to file a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the District of Delaware on February 2, 1998. The Company is presently operating its business as a debtor in possession in such proceedings (the "Chapter 11 Proceedings").

RESULTS OF OPERATIONS

      The following table sets forth certain data (in thousands) from the Consolidated Statements of Operations of the Company for the fiscal years ended January 31, 1998 ("Fiscal Year 1998"), January 25, 1997 ("Fiscal Year 1997") and January 27, 1996 ("Fiscal Year 1996").

                            FISCAL                FISCAL                FISCAL
                           YEAR 1998      %      YEAR 1997       %     YEAR 1996    %
                           ---------    -----    ---------    -----    --------   -----
Net sales ..............   $ 812,942    100.0    $ 858,739    100.0    $603,737   100.0
Cost of goods sold .....     553,596     68.1      583,146     67.9     397,164    65.8
Gross margin ...........     259,346     31.9      275,593     32.1     206,573    34.2
Selling, general and
 administrative expenses     276,943     34.1      271,754     31.6     171,210    28.3
Asset impairment and
 restructuring charge ..      28,969      3.6         --       --        11,224     1.9
Operating income (loss)      (46,566)    (5.7)       3,839      0.4      24,139     4.0
Net income (loss) ......     (95,293)   (11.7)     (10,836)    (1.3)      6,768     1.1

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

      Net sales for Fiscal Year 1998 decreased $45.8 million (5.3%) from the prior fiscal year. Such decreases were primarily due to facility closures and a decline in same store sales in the traditional company owned store division due to a continuing general softness in demand for the Company's products and increasing competitive pressures. Additionally, the decrease in sales was attributable in part to the loss of sales to stores owned by independent automotive parts store operators ("jobbers") that were formerly associated with Parts, Inc. ("PI") in connection with the integration into the Company's operations of PI, which was acquired by the Company on January 25, 1996 (the "PI Acquisition").

      Cost of goods sold consists primarily of the purchase cost of products sold. Cost of goods sold for Fiscal Year 1998 decreased $29.6 million (5.1%) from the prior fiscal year. The dollar decreases in cost of goods sold principally resulted from the decrease in sales discussed above. In addition, during the fourth quarter of Fiscal Year 1997, the Company recorded a charge of approximately $11.8 million for an inventory loss adjustment for the ISW business. Cost of goods sold for Fiscal Year 1998 includes a charge in the amount of approximately $1.3 million which was recorded during the quarter ended July 25, 1997 for inventory write-offs expected in connection with facility closures. The Company intends to continue adding jobbers to sales programs offering reduced selling prices and fewer services and, consequently, gross profit margins in its traditional businesses could continue to decrease in future periods, although the Company's ability to add and keep current jobbers may be limited due to the Chapter 11 Proceedings.

      Selling, general and administrative expenses, which include depreciation and amortization, for Fiscal Year 1998 increased by $5.2 million (1.9%) compared to Fiscal Year 1997. The dollar increases in selling, general and administrative expenses primarily resulted from the absence in the current fiscal period of one-time supplier changeover incentives recognized in Fiscal Year 1997 which were received in connection with the PI Acquisition to offset the impact of one-time expenses related to the integration of PI into the Company and the changeover of PI stores and distribution centers to the Company's product lines. In addition to offsetting direct integration and changeover costs, such incentives were used to offset indirect costs, operational inefficiencies and general business disruption relating to the changeover and integration process. In addition, selling, general and administrative expenses for Fiscal Year 1998 includes a $1.8 million charge recorded during the quarter ended July 25, 1997 for incremental bad debt in connection with certain future facility closures, increased professional fees, increased accounting costs related to ISWs, offset by a decrease in selling general and administrative expenses related to facility closures. Selling, general and administrative expenses as a percentage of sales also increased over the prior year due to continuing performance and execution issues in the ISW business, the increase in bad debt expense, and increased professional fees, in addition to the absence of the one-time supplier change-over incentives discussed above.

       During the quarter ended July 25, 1997, the Company commenced implementation of a restructuring program focused on the goals of reducing costs, improving cash flow and achieving profitability. Such programs through Fiscal Year 1998, included the consolidation of redundant administrative functions and closure of certain under-performing facilities, including 50 ISW units and 15 Big-A Company-owned stores. In accordance with this program, the Company closed 50 ISW units and 11 Big-A Company-owned stores during Fiscal Year 1998. As a result of such program, during the three months ended July 25, 1997, the Company recorded a restructuring charge of approximately $8.7 million. Such charge consisted of approximately $2.2 million for estimated costs to close facilities, approximately $1.4 million of employee severance benefits related to personnel reductions of approximately 570 employees, approximately $3.2 million for future lease and related obligations and approximately $1.9 million of asset impairments. During the year ended January 31, 1998, the Company charged approximately $4.1 million against these reserves, including approximately $1.1 million for employee severance benefits.

      In the fourth quarter of Fiscal Year 1998, the Company recorded non-cash charges of $15.8 million and $4.5 million for writedowns of intangible assets and property and equipment. The intangible assets writedown consisted of approximately $14.5 million related to excess of purchase price over fair value of net assets acquired and $1.3 million related to the associate jobber network. The intangible assets and property and equipment writedowns were based on estimated future cash flows, which were impacted by management's review of certain Company-owned stores, ISW's and distribution centers that potentially could be closed

      Operating loss for Fiscal Year 1998 was $46.6 million (5.7% of net sales) compared to $3.8 million (.4% of sales) operating income in the prior year. The decrease is primarily due to the factors discussed above.

      During the fourth quarter of Fiscal Year 1998, the Company realized a $1.9 million loss on the write down of its available-for-sale investment in one of its jobbers. The investment had an other than temporary decline in the fair value of its publicly traded stock below the Company's purchase price of $2.5 million.

      Interest expense for Fiscal Year 1998 was $32.6 million (4.0% of net sales) compared to $27.3 million (3.2% of net sales) for the prior year. The increase in interest expense was principally due to the Company's higher average borrowings under the previous revolving credit facility and increased interest rates. The increase in interest rates resulted in part from an increase in the margins applicable to various types of loans under the Company's senior bank credit agreement due to the decline of certain of the Company's financial ratios and, to a lesser extent, from an increase in the prime rate charged by the Company's bank lenders. The extent of future increases in interest expense will depend on a number of factors, including the magnitude of changes in borrowing levels, changes in interest rates and the terms of any financing agreements to which the Company is a party. See "Liquidity and Capital Resources-Debtor in Possession Financing and Previous Bank Credit Agreement", below.

      Income taxes were an expense of $19.7 million compared to an income tax benefit of $5.2 million for the prior year. During the fourth quarter of Fiscal Year 1998, the Company established a valuation allowance to writedown deferred tax assets recorded at January 31, 1998 to zero, due to the level of uncertainty surrounding the Company's ability to generate sufficient future taxable income.

      Net loss for Fiscal Year 1998 was $95.3 million compared to net loss of $10.8 million for the prior year. The decrease in net income was primarily a result of the factors discussed above.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

      Net sales for Fiscal Year 1997 increased $255.0 million or 42.2% from the prior fiscal year. Such increase was primarily attributable to the PI Acquisition and, to a lesser extent, to increased sales generated by new ISW locations and increasing sales at existing ISWs. The Company believes that sales from its traditional businesses (i.e. distribution centers and Big-A Company-owned stores) were lower than expected due to increasing competitive pressures, business disruption resulting from the PI Acquisition and a general sluggishness being experienced nationwide in the automotive aftermarket.

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

      Operating income for Fiscal Year 1997 decreased $20.3 million or 84.1%, to $3.8 million in Fiscal Year 1997 from $24.1 million in Fiscal Year 1996. The primary causes of the decrease were the fourth quarter Fiscal Year 1997 pretax charges and costs incurred in Fiscal Year 1997 in connection with integrating PI into the Company in each case as discussed above. Such charges and costs were offset in part by the PI Acquisition-related supplier changeover incentives discussed above and the absence in Fiscal Year 1997 of the $11.2 million asset impairment and restructuring charge, incurred in the prior fiscal year. In addition, during Fiscal Year 1997, the Company refined the estimated rate used to capitalize overhead costs incurred by the Company's distribution centers in preparing and shipping inventory to Big-A Company-owned stores. Such change in the Company's estimate resulted in an increase in operating income for Fiscal Year 1997 of approximately $1.7 million.

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

LIQUIDITY AND CAPITAL RESOURCES

      CHAPTER 11 PROCEEDINGS. The matters described under this caption "Liquidity and Capital Resources", to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Proceedings. Those proceedings will involve, or result in, various restrictions on the Company's activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business. In particular, many vendors are providing less favorable terms than those existing prior to the Chapter 11 Proceedings and the Company's key vendors, representing a majority of the Company's annual purchases are requiring cash payments. These less favorable terms include shortening and in some cases, elimination of payment terms and reduction in various other purchasing conditions and support. While the Company will seek to obtain more advantageous terms as the proceedings progress, there can be no assurance that it will be successful in this regard.

      CASH FLOWS. For Fiscal Year 1998, operating activities provided net cash of approximately $2.1 million, due primarily to decreases in inventory resulting largely from facility closures and working capital initiatives. Such decreases in inventory were offset by decreases in accounts payable resulting from facility closures, working capital initiatives, and from payments to the Company's suppliers pursuant to the expiration of deferred payment terms obtained in connection with the PI Acquisition. The decrease in accounts payable during Fiscal Year 1998 was offset in part by the additional deferral of approximately $10.1 million of accounts payable pursuant to deferred payment terms obtained from certain of the Company's vendors. These deferred payments are part of the prepetition claims and actual amounts to be paid and the timing of such payments will be determined through Bankruptcy Court proceedings. Investing activities utilized approximately $12.7 million of cash, principally consisting of capital expenditures and business acquisitions. Financing activities provided $1.8 million of cash primarily resulting from additional revolving credit borrowings under the Company's bank credit agreement offset in part by repayment of long-term debt.

      For Fiscal Year 1997, operating activities provided net cash of approximately $14.3 million, due primarily to decreases in accounts receivable and inventory principally resulting from the closure and consolidation of certain of the Company's and PI's facilities. Investing activities utilized $12.5 million of cash, principally consisting of capital expenditures, investments in customer notes receivable and business acquisitions. Such investments were offset in part by the proceeds from repayment of customer notes receivable and the sale of assets, including the Company's interest in the "Parts Plus" group of marks which had been acquired by the Company in the PI Acquisition. See "Other Matters", below. Financing activities provided $3.6 million of cash, principally resulting from additional revolving credit borrowings under the Company's bank credit agreement offset in part by repayment of long-term debt.

      For Fiscal Year 1996, operating activities utilized net cash of approximately $41.9 million, resulting primarily from increases in inventories and accounts receivable in connection with the expansion of the Company's ISW business. Investing activities utilized $97.7 million of cash, principally consisting of the Company's investment in business acquisitions, including the PI Acquisition. Financing activities provided $147.5 million of cash, principally resulting from the issuance of the Company's 11.875% senior subordinated notes due 2006 (the "Notes") to finance the PI Acquisition and a net increase in borrowings under the Company's bank credit agreements to finance its ISW expansion and business acquisitions other than the PI Acquisition.

      WORKING CAPITAL. At January 31, 1998, the Company had $87.0 million of working capital deficit, $4.6 million in cash and cash equivalents, compared to $293.6 million of working capital at January 25, 1997, including $13.4 million of cash and cash equivalents. During Fiscal Year 1998, working capital decreased $380.6 million primarily due to the reclassification of the Company's outstanding debt under its bank credit agreement and Senior Subordinated Notes from long-term to current liabilities as of year end. During Fiscal Year 1998, the Company's management pursued a number of working capital management initiatives focused on seeking substantial inventory reductions and improved liquidity. Such initiatives included (a) the return of substantial amounts of excess and slow moving inventory to the Company's suppliers, (b) the redistribution of excess and slow moving inventory from the ISW division to the Company's distribution centers and Big-A Company-owned stores, and (c) the sourcing of substantial amounts of ISW inventory from the Company's distribution centers rather than from third party suppliers. Such initiatives resulted in inventory reductions of approximately $41.9 million between the end of the first and fourth quarter of Fiscal Year 1998, primarily at the ISW division.

        DEBTOR IN POSSESSION FINANCING AND PREVIOUS BANK CREDIT AGREEMENT. On February 2, 1998, the Bankruptcy Court gave approval on an interim basis for $45 million of a $100 million DIP financing facility ("DIP Financing") with a syndicate of bank lenders led by The Chase Manhattan Bank ("Senior Lenders"). On February 26, 1998, the Bankruptcy Court gave final approval to the facility. The amount of new loans that may be outstanding at any time may not exceed a maximum that varies from month to month, ranging from $40 million to $65 million (exclusive of letters of credit).

       The DIP financing approved by the Bankruptcy Court is provided for in a new Revolving Credit, Term Loan and Guarantee Agreement ("DIP Financing Facility"). The DIP Financing Facility includes the new DIP financing referred to above ("Tranche A") and approximately $228 million of borrowings that were outstanding under the previous revolving credit facility and term loan facilities ("Previous Bank Credit Agreement") which were refinanced in the amount of $228 million ("Tranche B") and combined with the new DIP Financing Facility into a single post-filing date facility. The $228 million is classified as a current liability at year end. The Tranche A loans are available on a revolving loan basis, and the Tranche A facility includes a $20 million sub-facility for letters of credit, subject to certain restrictions. The DIP Financing Facility has a superpriority administrative claim as well as first priority security interest in and lien upon all of the Company's assets. The Tranche A and B borrowings bear interest at the Company's option of either the bank agent's stated base rate plus a margin of 1.5% or at LIBOR plus a margin of 2.5% for Tranche A borrowings or 2.75% for Tranche B borrowings. The DIP Financing Facility has a final maturity date of January 31, 1999 and includes various covenants and restrictions on the Company and its business. While the Company has been in compliance with its covenants through March 1998, it is likely that continuation of unfavorable operating conditions may require the Company to seek modification of its current bank covenants during the second or third quarter of the current fiscal year. If the bank should not agree to any such modifications, the Company would be in default under the DIP Financing Facility. If such modifications were not made or if any such default were not waived, the Company might have to pursue a sale or orderly liquidation of its business.

       Under the Previous Bank Credit Agreement, as of December 8, 1997, the Company obtained a waiver of its Consolidated Leverage Ratio, Fixed Charge Coverage Ratio and Minimum Net Worth covenant requirements (the "Financial Covenants"). Pursuant to such waiver, aggregate borrowings under the Previous Bank Credit Agreement were limited to $204.7 million until February 10, 1998. Effective as of December 8, 1997, lenders under the Previous Bank Credit Agreement agreed, during the period from December 31, 1997 to the earliest of
(i) February 10, 1998, (ii) the date on which a default or event of default under the Previous Bank Credit Agreement (other than as a result of the Company's failure to comply with the Financial Covenants at January 31, 1998) occurs and (iii) the effective date of a new financing, to allow the Company to continue to borrow under the Previous Bank Credit Agreement (notwithstanding the expiration after December 31, 1997 of the waiver of the Financial Covenants) and to forebear from exercising any of their rights or remedies against the Company under the Previous Bank Credit Agreement and related documents as a result of the Company's failure to comply with the Financial Covenants at January 31, 1998. The $204.7 million borrowing limit under the previous revolving credit facility was in effect during this period. If the Company had not obtained the DIP Financing Facility or otherwise obtained an amendment to the Previous Bank Credit Agreement to cure its failure to comply with the Financial Covenants prior to February 10, 1998, at any time thereafter the lenders could have accelerated the maturity of the outstanding loans under the Previous Bank Credit Agreement. The entire amount outstanding under the Previous Bank Credit Agreement has been classified as a current liability at January 31, 1998.

       As of January 31, 1998, the Company had aggregate borrowings under the Previous Bank Credit Agreement of $227.6 million, consisting of $190.6 million and $37.0 million in borrowings outstanding under the previous revolving credit facility and previous term loan facility, respectively, and approximately $3.6 million in outstanding letters of credit under the Previous Bank Credit Agreement. Borrowing availability under the Previous

Bank Credit Agreement at January 31, 1998 after taking into account borrowing base restrictions and outstanding letters of credit and the waiver described in the above paragraph, was approximately $3.2 million; however, the Company had cash on hand of approximately $4.6 million as of January 31, 1998. Borrowings under the Previous Bank Credit Agreement bore interest at variable rates based in part upon the Company attaining certain financial ratios. At January 31, 1998, such rates were at the maximum levels provided for under the interest rate pricing structure, as a result of the Company's current financial ratios. The weighted average interest rates borne by the loans under the Previous Bank Credit Agreement were 8.55% and 7.23% , respectively, as of January 31, 1998 and January 25, 1997. The obligations of APS, APS Holding Corporation's wholly owned subsidiary, under the Previous Bank Credit Agreement are guaranteed by APS Holding Corporation and each of APS's wholly owned subsidiaries, and are collateralized by pledges of the capital stock of APS and such subsidiaries, by security interests in substantially all of the Company's personal property and by mortgages on certain of its owned real property.

      SENIOR SUBORDINATED NOTES. The PI Acquisition was financed through the private placement of $100.0 million principal amount of the Company's senior subordinated notes ("the Notes"). The net proceeds from the sale of the Notes were used to pay a $79.7 million cash payment at closing for the PI Acquisition, to pay related fees and expenses and to repay a portion of the borrowings under a prior credit agreement. Prior to the Chapter 11 Proceedings, the Notes would have matured on January 15, 2006 and bore interest at a rate of 11.875% per annum. During the year ended January 25, 1997, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC"), pursuant to which it made and completed an offer to exchange registered Notes for all of the initially issued Notes. The Company did not make its scheduled interest payment on January 15, 1998. The Chapter 11 Proceedings and missed interest payment constituted events of default under the indenture relating to the Notes. As a result of the Chapter 11 Proceedings, the Notes have been accelerated, but payments are not currently being made. The entire amount outstanding under the Notes has been classified as a current liability at January 31, 1998.

      CAPITAL EXPENDITURES AND ACQUISITIONS. Capital expenditures for Fiscal Year 1998, excluding new business acquisitions, were approximately $9.9 million compared to $10.8 million for Fiscal Year 1997. Capital expenditures for the past two years have been higher than previous years due to management information system enhancements. Capital expenditures for Fiscal Year 1999 are limited to $7.8 million by the covenant requirements of the DIP Financing Facility. The Company currently has no significant planned capital expenditures except for continued management information system enhancements. The Company is preparing a plan of action to modify its internally developed software over the next two years to accommodate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company expects to incur approximately $7.0 million of costs to develop and implement such plan, substantially all of which will be expensed in Fiscal Year 1999. The actual amount of such costs could vary materially from such estimate. The Company expects that such costs will be financed through cash flows from operations and additional borrowings. If the Company or any of its significant suppliers or customers does not successfully and timely complete such changes, the Company's business could be materially affected. For Fiscal Year 1998, the Company's cash expenditures for business acquisitions totaled $2.2 million. The Company does not intend to make any significant acquisitions during Fiscal Year 1999.

      SOURCES OF LIQUIDITY. Since the completion of the Company's initial public offering and debt refinancing in 1993, the Company has pursued more aggressive acquisition and ISW expansion programs, resulting in increased funding requirements. The principal sources of liquidity for the Company's operating requirements and business expansion have been internally generated funds from the operation of its traditional businesses, borrowings under the bank credit agreements and the proceeds from the 1996 issuance of the Notes. The Company expects that the principal sources of liquidity in the near future for its future operating requirements will be cash flows from operations and borrowings under the DIP Financing Facility. While the Company expects that such sources will provide sufficient working capital to operate its business, there can be no assurance that such sources will prove to be sufficient and, as discussed above, the Company may be required to seek modification of certain of the covenants and in the DIP Financing Facility in the near future.

BUSINESS INITIATIVES

BUSINESS STRATEGY

      As indicated above, the Company has pursued aggressive acquisition and ISW expansion programs over the last four years, since its initial public offering in 1993. Such programs and, particularly with regard to Fiscal Year 1997, integrating PI into the Company's business consumed significant financial and operating resources and demanded extensive managerial focus and attention. During Fiscal Year 1998 the Company re-focused its efforts and resources from such aggressive growth programs to improving both the execution of its business strategy and its management information systems. In conjunction with such efforts, the Company commenced implementation of a restructuring program focused on the goals of reducing costs, improving cash flow and achieving profitability. Through January 31, 1998 this program has included the consolidation of its ISW and Big-A Company-owned store operations under one management group, other operational changes in the ISW business, the closure of approximately 100 Big-A Company-owned stores and ISW units, implementation of Company-wide cost control and cost reduction programs (including field and corporate level staff reductions) and implementation of new management information systems pursuant to a multi-year plan developed with outside consultants. During the quarter ended July 25, 1997, the Company recognized a charge of approximately $8.7 million for restructuring costs associated with such program. Additionally, charges for inventory write-offs and incremental bad debt expense of $1.3 million and $1.8 million, respectively, were recorded during such quarter to cost of goods sold and selling, general and administrative expenses, respectively, in connection with facility closures designated in such program.

      Looking forward, the Company is currently developing a multi-year plan to be submitted to its bank group as part of its covenant compliance. As part of such plan, the Company may close an undetermined number of Big-A Company-owned stores and ISWs and will review its distribution network and overhead structure and may also consider sales of certain assets or parts of its business. In this context, Chapter 11 typically entails an evaluation of strategic alternatives to a reorganization. It is possible, therfore, that the Company's restructuring may involve a sale of all or substantially all of its assets in one or more transactions. With regard to inventory, the Company will seek to reinforce a structure under which both the Big-A Company-owned stores and the ISW stores will source product primarily through the distribution centers.

BIG-A COMPANY-OWNED STORES

      Historically, operating results for the ISW division have been below those of the Company's traditional businesses and the ISW division has generally experienced operating losses. During Fiscal Year 1998, the Company shifted its focus from aggressive growth of the ISW business to refining and improving both the execution of this division's business strategy and its systems. To that end, the Company significantly reconfigured its ISW business as part of the restructuring program discussed above. During the quarter ended October 25, 1997, the Company consolidated the operations, management and sales forces of the ISW and Company-owned store divisions. The Company has also begun to broaden the product offerings at the ISW units while at the same time the Company is steadily reducing average inventory in ISW locations. The Company has also largely completed its program to supply such units from the Company's distribution centers as it has traditionally done for its Big-A Company-owned stores. Such consolidation of the Company-owned stores and ISW operations and other operational changes in the ISW business are expected to reduce both inventory and selling, general and administrative expenses. Management's inventory reduction initiatives reduced the Company's inventory by approximately $41.9 million between the end of the first and fourth quarter of Fiscal Year 1998, primarily at the ISW business.

      The Company's initiatives to improve its business systems and controls include the development of a Centralized Management System (CMS) for the ISW business, as well as for the Company's traditional businesses, with a particular focus on inventory and expense controls and working capital management. The Company began implementation of such system during the third quarter of Fiscal Year 1998 and expects complete implementation in phases through the fourth quarter of Fiscal Year 1999. In addition, the Company implemented a new Oracle based accounts receivable system in the fourth quarter of Fiscal Year 1998 for the ISW business. Such system will facilitate collection of accounts receivable and improve working capital management in the ISW business. The Company expects that such system will be installed for the Company's traditional businesses during the fiscal years 1999 and 2000.

      The Company continually reviews the position of its Big-A Company-owned stores and ISWs in the respective markets in which they operate. This review process has led, and will continue to lead, to the rationalization of stores and ISWs whose performance does not achieve targeted return on investment objectives. At January 31, 1998, the number of Big-A Company-owned stores and ISWs is 273 and 214, respectively.

      The ongoing benefits expected as a result of the Company's actions and programs described above may, however, be impacted by other pressures or constraints arising in the Chapter 11 Proceedings.

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

NEW ACCOUNTING STANDARDS

       The Company will adopt SFAS No. 130, "REPORTING COMPREHENSIVE INCOME", during the first quarter of Fiscal Year 1999. SFAS No. 130 requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997.

       The Company will adopt SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", no later than the fourth quarter of Fiscal Year 1999. SFAS No. 131 establishes standards for the manner in which public business enterprises report selected information about operating segments.

       The Company will adopt the disclosure requirements of SFAS No. 132, "EMPLOYER'S DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS", in the fourth quarter of Fiscal Year 1999. SFAS No. 132 revises disclosure requirements for pension and postretirement benefit plans as to standardize certain disclosures and eliminate certain other disclosures no longer deemed useful. SFAS No. 132 does not change the measurement or recognition criteria for such plans.

FORWARD LOOKING INFORMATION

      The statements contained in this Annual Report on Form 10-K ("Annual Report") that are not historical facts are forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, without limitation, the statements as to management's or the Company's expectations or beliefs found under the captions "Results of Operations," "Liquidity and Capital Resources" and "Business Initiatives" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations". The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those contemplated by such forward-looking statements, particularly as a result of the Chapter 11 Proceedings. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The following important factors, and those important factors described elsewhere in this Annual Report (including, without limitation, those discussed under the captions "Liquidity and Capital Resources--Sources of Liquidity" and "Business Initiatives" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations") or in other Securities and Exchange Commission filings of the Company, as well as the effects of the Chapter 11 Proceedings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements made by, or on behalf of, the Company.

o The Company is highly leveraged, with substantial existing indebtedness and, consequently, is subject to significant principal and interest payment obligations. The Company's ability to make scheduled payments of principal or interest on, or to refinance, its indebtedness will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels and financial, competitive, business and other factors beyond its control. The degree to which the Company is leveraged could have important consequences, including:
    (i) the Company's future ability to obtain additional financing for working capital or other purposes may be limited; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing funds available for operation; (iii) certain of the Company's borrowings are at variable rates of interest, which could cause the Company to be vulnerable to increases in interest rates; and, (iv) the Company may be more vulnerable to economic downturns and may be limited in its ability to respond to competitive pressures.

o The Company filed for Chapter 11 reorganization on February 2, 1998. The Company is uncertain, at this time, about the outcome of its reorganization and its impact on various parties.

o The DIP Financing Facility contains numerous operating covenants that limit the discretion of the Company's management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to make certain dividends and other payments, to make certain investments, loans and guarantees, or to sell or otherwise dispose of assets or merge or consolidate with another entity. The DIP Financing Facility also contains covenant requirements which require the Company to meet certain financial ratios and tests. The Company is currently in compliance with these covenant requirements but may be required to seek modification of certin covenants. See "Debtor in Possession Financing and Previous Bank Credit Agreement," above.

o Failure to comply with the Company's payment, covenant or other obligations under the DIP Financing Facility could result in a default thereunder that, if not cured or waived, could result in acceleration of the relevant indebtedness thereunder, subject to proceedings in the Bankruptcy Court.

o The Company operates in a highly competitive environment. It competes directly and indirectly with numerous distributors, retailers and manufacturers of automotive aftermarket products, some of which distribute in channels that may be expanding in terms of market share relative to the channels in which the Company distributes its products. In addition, some of the Company's current and potential competitors are larger, may have greater financial resources and may be less leveraged than the Company. Furthermore, particularly in light of the trend in the automotive parts industry toward increasing consolidation at the warehouse and jobber levels, the Company's financial performance may be significantly affected by the Company's ability to compete successfully for associate jobber customers, and otherwise take advantage of consolidation opportunities and other industry trends. Competitors of the Company, in efforts to expand or enhance their business, may seek to take advantage of the Company's financial condition and difficulties arising as a result of the Chapter 11 Proceedings.

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

o The Company is preparing a plan of action to modify its internally developed software over the next two years to accommodate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company expects to incur approximately $7.0 million of costs to develop and implement such plan, substantially all of which will be expensed in Fiscal Year 1999. The actual amount of such costs could vary materially from such estimate. The Company expects that such costs will be financed through cash flows from operations and additional borrowings. If the Company or any of its significant suppliers or customers does not successfully and timely complete such changes, the Company's business could be materially affected.

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

      On October 25, 1996, the Company completed the sale of seventeen Big-A Company-owned stores and one ISW located in Mississippi and Florida to associated jobbers for a gain of approximately $1.3 million.

      During Fiscal Year 1998, the Company made a number of small acquisitions for a total of $2.2 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Reference is made to the financial statements, the report thereon, the notes thereto and supplementary data commencing at page F-1 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                    None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      For information regarding the directors and persons nominated to become directors of the Company, reference is made to the information presented in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 (the "1998 Proxy Statement"). For information regarding the executive officers of the Company, reference is made to the information set forth under the caption "Executive Officers of the Registrant" included in Part I of this Form 10-K. All of such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

      For information concerning the compensation paid by the Company during fiscal 1998 to its executive officers, reference is made to the information presented in the 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          For information concerning the beneficial ownership of the common stock of the Company by its directors and officers and by certain other beneficial owners, reference is made to the information presented in the Company's 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          For information regarding certain business relationship and related transactions involving the Company's officers and directors, reference is made to the information presented in the 1998 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) AND (D)   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

      The financial statements and financial statement schedules listed on the accompanying Index to Financial Statements (see page F-1) are filed as part of this Form 10-K.

(B) REPORTS ON FORM 8-K.

      The Company filed an 8-K on February 2, 1998, reporting under Item 3 the filing of the February 1998 Chapter 11 proceeding. The Company also filed an 8-K on February 26, 1998, reporting under Item 5 the final approval of $100 million debtor in possession financing.

(C)    EXHIBITS.

      See the Exhibit Index attached hereto.

                                                                   LOCATION OF
                                                                   EXHIBIT IN
EXHIBIT                                                            SEQUENTIAL
NUMBER                       DESCRIPTION OF DOCUMENTS             NUMBER SYSTEM
------                       ------------------------             -------------
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

4.9.1 APS Holding's 1990 Employee Stock Option Plan and form of Management Stock Option Agreement. (1)

4.9.2 APS Holding's 1990 Employee Stock Option Plan as amended through Amendment No. 1. (1)

4.9.3       Management Stock Option Agreements, dated as of
            November 14, 1990, between APS Holding and each of the persons named on the schedule attached thereto.(2)

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

10.1.2      Amended and Restated Guarantee, dated as of January
            25, 1996, made by APS Holding Corporation in favor of Chemical Bank, as agent. (14)

10.1.3 Amended and Restated Subsidiaries' Guarantee, dated as of January 25, 1996, made by certain of the subsidiaries of A.P.S. , Inc. in favor of Chemical
            Bank, as agent. (14)

10.1.4      Supplement to the Amended and Restated Subsidiaries'
            Guarantee, dated as of May 15, 1996, made by each of the Subsidiaries of A.P.S., Inc. in favor of Chemical
            Bank, as agent. (19)

10.1.5      Amended and Restated Security Agreement, dated as of
            January 25, 1996, made by A.P.S., Inc. in favor of Chemical Bank, as agent. (14)

10.1.6 Amended and Restated Trademark Security Agreement, dated as of January 25, 1996, made by A.P.S., Inc. in favor of Chemical Bank, as agent. (14)

10.1.7 Trademark Security Agreement, dated May 15, 1996, made by A.P.S. Management Services, Inc. in favor of Chemical Bank, as agent. (19)

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

10.1.21 First Amendment, dated as of April 23, 1996, to the amended and Restated Credit Agreement dated as of January 25, 1996, among A.P.S., Inc., the several lenders from time to time parties thereto, and Chemical Bank, as agent. (16)

10.1.22 Second Amendment, dated as of August 28, 1996, to the Amended and Restated Credit Agreement dated as of January 25, 1996, among A.P.S., Inc., the several lenders from time to time parties thereto, and The Chase Manhattan Bank (formerly Chemical Bank), as agent. (18)

10.1.23 Third Amendment, dated as of January 25, 1997, to the Amended and Restated Credit Agreement dated as of January 25, 1996, among A.P.S., Inc., the several lenders from time to time parties thereto, and The Chase Manhattan Bank (formerly Chemical Bank), as agent. (19)

10.1.24 Waiver, dated as of April 25, 1997, to the Amended and Restated Credit Agreement dated as of January 25, 1996, among A.P.S., Inc., the several lenders from time to time parties thereto, and Chemical Bank, as agent. (20)

10.1.24 Fourth Amendment, dated as of July 15, 1997, to the Amended and Restated Credit Agreement dated as of January 25, 1996, among A.P.S., Inc., the several banks and other financial institutions from time to time parties thereto, and The Chase Manhattan Bank, as agent. (21)

10.1.25 Fifth Amendment and waiver, dated as of October 24, 1997, to the Amended and Restated Credit Agreement dated as of January 25, 1996, (the "Credit dgreement") among A.P.S., Inc., the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent. (22)

10.1.26     Sixth Amendment, Waiver and Agreement, dated as of
            December 8, 1997, to the Credit Agreement. (22)

10.1.27 Security Agreement, dated as of December 8, 1997, made by APS Holding Corporation in favor of The Chase
            Manhattan Bank, as agent. (22)

10.1.28 Pledge Agreement, dated as of December 8, 1997, made by American Parts System, Inc. in favor of The Chase
            Manhattan Bank, as agent. (22)

10.1.29 Supplement, dated as of December 8, 1997, to the Trademark Security Agreement, dated as of May 15, 1996, made by A.P.S. Management Services, Inc. in favor of The Chase Manhattan Bank, as agent. (22)

10.1.30 Revolving Credit, Term Loan and Guarantee Agreement among A.P.S., Inc., a Debtor-in-Possession, as Borrower, APS Holding Corporation and the Subsidiaries of the Borrower named herein, as Guarantors and the lenders party hereto, and The Chase Manhattan Bank, as Agent, dated as of February 2, 1998.

10.1.31     First Amendment, dated as of February 26, 1998 to the
            Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 2, 1998.

10.2.1      Fund Stock Subscription Agreement, dated as of
            November 22, 1989, between Fund IV and APS Holding.
            (1)

10.2.2      Indemnification Agreement, dated as of November 22,
            1989, among APS Holding, APS Acquisition Corporation,
            A.P.S., Inc., Clayton & Dubilier, Inc. and Fund IV.
            (1)

10.2.3      Loanout Agreement, dated as of March 4, 1997, among
            APS Holding Corporation, A.P.S., Inc., and Clayton,
            Dubilier & Rice, Inc. (20)

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

10.4.5 Letter agreement dated March 20, 1997 between Standard Motor Products, Inc. and A.P.S., Inc. (the "Extension Agreement") amending the Sales and Distribution agreement, made as of October 6, 1989, by and between Standard Motor Products Company, Inc. and A.P.S., Inc., for Tune-up Products, as amended, and the Sales Distribution Agreement, made as of October 6, 1989, between Standard Motor Products COompany, Inc. and A.P.S., Inc. for Temperature Control Products, as amended. (Certain portions of the Extension Agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (20)

10.5.1      Agreement, executed April 14, 1993, between Big-A
            Auto Parts, Inc., and Teamsters Local Union No. 429
            of Reading, Pennsylvania. (5)

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

10.12       Agreement of Sale By and Between The Parts Source,
            Inc. and A.P.S., Inc., dated as of October 22, 1996.
            (18)

10.13       Agreement of Sale By and Between Rankin Automotive
            Group, Inc., and Parts, Inc., dated as of September
            12, 1996. (18)

11.1        Statement re Computation of Income (Loss) per Share

12          Statement re Computation of Earnings to Fixed Charges

21          List of Subsidiaries of APS Holding

23.1        Consent of Independent Accountants

99.1 Press release issued by the Company on February 2, 1998. (23)

99.2        Press Release issued by the Company on February 3,
            1998. (23)

99.3 Interim Order (I) authorizing secured postpetition financing on a superpriority basis pursuant to 11 U.S.C. SS 364, (II) authorizing use of cash collateral pursuant to 11 U.S.C. SS 363, (III) granting adequate protection pursuant to 11 U.S.C. SS 363 and 364, and (IV) scheduling a final hearing pursuant to bankruptcy rule 4001(c). (23)

99.4 Final Order authorizing secured postpetition financing on a superpriority basis pursuant to 11
            U.S.C. SS 364. (24)

99.5        Press Release issued by the Company on February 27,
            1998. (24)
------------
(1) Incorporated by reference to the Exhibits filed with APS Holding's Registration Statement on Form S-1 (Registration No. 33-36102).

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

(15) Incorporated by reference to the Exhibits filed with APS Holding's Form 8-K/A dated January 25, 1996.

(16) Incorporated by reference to the Exhibits filed with APS Holding's Form 10-Q for the Quarter ended April 25, 1996.

(17) Incorporated by reference to the Exhibits filed with APS Holding Corporation's Registration Statement on Form S-8, Registration No. 333-10217.

(18) Incorporated by reference to the Exhibits filed with APS Holding's Form 10-Q for the Quarter ended October 25, 1996.

(19) Incorporated by reference to the Exhibits filed with APS Holding's Annual Report on Form10-K for the year ended January 25, 1997.

(20) Incorporated by reference to the Exhibits filed with APS Holding's Form 10-Q for the Quarter ended April 25, 1997.

(21) Incorporated by reference to the Exhibits filed with APS Holding's Form 10-Q for the Quarter ended July 25, 1997.

(22) Incorporated by reference to the Exhibits filed with APS Holding's Form 10-Q for the Quarter ended October 25, 1997.

(23) Incorporated by reference to the Exhibits filed with APS Holding's Form 8-K, dated February 2, 1998.

(24) Incorporated by reference to the Exhibits filed with APS Holding's Form 8-K, dated February 26, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             APS HOLDING CORPORATION



      Date:  April 30, 1998               BY:/s/HUBBARD C. HOWE
                                          Hubbard C. Howe, Chairman of the Board


      Date:   April 29, 1998              BY:/s/BETTINA M. WHYTE
                                          Bettina M. Whyte, President and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

               SIGNATURE                         TITLE             DATE

/s/         HUBBARD C. HOWE             Chairman of the Board    April  30, 1998
            Hubbard C. Howe

/s/         BETTINA M. WHYTE                 President and       April  29, 1998
             Bettina Whyte              Chief Executive Officer

/s/         JOHN L. HENDRIX              Senior Vice President   April  29, 1998
            John L. Hendrix           and Chief Financial Officer

/s/        WILEY N. CALDWELL                  Director           April  28, 1998
           Wiley N. Caldwell

/s/        MICHAEL J. DUBILIER                Director           April  29, 1998
           Michael J. Dubilier

/s/       JOSEPH P. FLANNERY                  Director           April  29, 1998
          Joseph P. Flannery

/s/        DONALD J. GOGEL                    Director           April  30, 1998
           Donald J. Gogel

/s/         JERRY K. MYERS                    Director           April  29, 1998
            Jerry K. Myers

/s/          H. JACK MEANY                    Director           April  27, 1998
             H. Jack Meany

                         INDEX TO FINANCIAL STATEMENTS
                   APS HOLDING CORPORATION AND SUBSIDIARIES

Report of Independent Accountants .............................................   F-2

Consolidated Balance Sheets at January 31, 1998 and January 25, 1997 ..........   F-3

Consolidated Statements of Operations for the years ended
   January 31, 1998, January 25, 1997 and January 27, 1996 ....................   F-4

Consolidated Statements of Changes in Stockholders' Equity for the years ended
   January 31, 1998, January 25, 1997 and January 27, 1996 ....................   F-5

Consolidated Statements of Cash Flows for the years ended January 31, 1998,
 January 25, 1997 and January 27, 1996 ........................................   F-6

Notes to Consolidated Financial Statements ....................................   F-7

Schedule I - Condensed Financial Information of APS Holding Corporation as of
   January 31, 1998 and January 25, 1997 and for the years ended January 31,
   1998, January 25, 1997 and January 27, 1996 ................................   F-24

Schedule II - Valuation and Qualifying Accounts for the years ended January 31,
   1998, January 25, 1997 and January 27, 1996 ................................   F-25

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
APS Holding Corporation:

   We have audited the consolidated financial statements and financial statement schedules of APS Holding Corporation and Subsidiaries (debtor in possession, effective February 2, 1998) listed on the accompanying index on Page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of APS Holding Corporation and Subsidiaries as of January 31, 1998 and January 25, 1997, and the consolidated results of their operations and their cash flows for the years ended January 31, 1998, January 25, 1997 and January 27, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, APS Holding Corporation and its direct and indirect subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on February 2, 1998. Although the Company is currently operating its business as a debtor in possession under the jurisdiction of the Bankruptcy Court, the continuation of the Company's business as a going concern is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the creditors and confirmation by the Bankruptcy Court, and the Company's ability to generate sufficient cash from operations or other sources to meet ongoing obligations over a sustained period. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be required in connection with restructuring the Company as it reorganizes under Chapter 11 of the United States Bankruptcy Code.

   As discussed in Note 2 to the consolidated financial statements, during the year ended January 27, 1996, the Company changed its methods of accounting for impairment of long-lived assets and impairment of notes receivable.

   The selected quarterly financial data in Note 12 contains information that we did not audit, and, accordingly, we do not express an opinion on that data. For reasons described in Note 12, we were unable to review the quarterly data for the year ended January 25, 1997 in accordance with standards established by the American Institute of Certified Public Accountants.


COOPERS & LYBRAND L.L.P.

Houston, Texas
April 28, 1998

                            APS HOLDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       JANUARY 31,  JANUARY 25,
                         ASSETS                           1998         1997
                                                        ---------    ---------
Current assets:
   Cash and cash equivalents ........................   $   4,574    $  13,370
   Accounts and notes  receivable, less allowance of
     $18,155 and $11,164 ............................      99,223      103,168
   Inventories ......................................     253,394      294,816
   Deferred tax asset ...............................        --         19,789
   Prepaid expenses and other current assets ........      20,071       35,543
                                                        ---------    ---------
      Total current assets ..........................     377,262      466,686

Property and equipment, net .........................      41,054       44,483
Notes receivable, less current portion ..............      21,497       21,615
Intangible assets, net ..............................      32,499       47,073
Investment in available-for-sale securities .........         584        3,977
Deferred costs and other assets .....................      14,015       14,371
                                                        ---------    ---------
                                                        $ 486,911    $ 598,205
                                                        =========    =========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Book overdrafts ..................................   $    --      $   6,306
   Current maturities of long-term debt .............     328,034       15,471
   Accounts payable .................................      87,964      106,927
   Accrued liabilities ..............................      48,255       44,359
                                                        ---------    ---------
      Total current liabilities .....................     464,253      173,063

Long-term debt, less current maturities .............       1,207      305,941
Deferred tax liability ..............................        --            561
Deferred income and other liabilities ...............       2,837        4,071
                                                        ---------    ---------
      Total liabilities .............................     468,297      483,636
                                                        ---------    ---------
Commitments and contingencies (Note 6) ..............        --           --

8% cumulative redeemable preferred stock,
 liquidation preference $2.00 per share,
 authorized 10,000,000 shares; no shares issued .....        --           --

Stockholders' equity:
   Class A common stock,  par value $.01,  authorized
      20,000,000 shares; issued 13,795,627 shares and
      13,769,868 shares .............................         138          137
   Class B common stock,  par value $.01,  authorized
      20,000,000 shares; no shares issued ...........        --           --
   Additional paid-in capital .......................     155,601      155,363
   Accumulated deficit ..............................    (137,005)     (41,712)
   Treasury stock, 5,517 shares at cost .............        (120)        (120)

   Unrealized gain on available-for-sale securities .        --            901
                                                        ---------    ---------
      Total stockholders' equity ....................      18,614      114,569
                                                        ---------    ---------
                                                        $ 486,911    $ 598,205
                                                        =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                            APS HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         YEAR ENDED    YEAR ENDED   YEAR ENDED
                                         JANUARY 31,   JANUARY 25,  JANUARY 27,
                                             1998         1997         1996
                                          ---------    ---------    ---------
Net sales .............................   $ 812,942    $ 858,739    $ 603,737
Cost of goods sold ....................     553,596      583,146      397,164
                                          ---------    ---------    ---------
     Gross profit .....................     259,346      275,593      206,573

Selling,  general and administrative
 expenses .............................     276,943      271,754      171,210
Asset  impairment and  restructuring
 charge ...............................      28,969         --         11,224
                                          ---------    ---------    ---------
     Operating income (loss) ..........     (46,566)       3,839       24,139

Interest income .......................       5,300        5,609        5,265
Other income ..........................         200        1,765        1,535
                                          ---------    ---------    ---------
     Income (loss) before  writedown
     on available-for-sale securities,
     taxes interest expense, income
     and extraordinary item ...........     (41,066)      11,213       30,939

Writedown on available-for-sale
 securities ...........................       1,916         --           --

Interest expense ......................      32,590       27,296       16,256
                                          ---------    ---------    ---------
     Income (loss) before income
     taxes and extraordinary item .....     (75,572)     (16,083)      14,683

Provision (benefit) for income taxes ..      19,721       (5,247)       5,447
                                          ---------    ---------    ---------
     Income (loss) before
      extraordinary item ..............     (95,293)     (10,836)       9,236

Extraordinary item  - charges
 resulting from extinguishment of debt,
 net of income taxes (Note 5) .........        --           --         (2,468)
                                          ---------    ---------    ---------
Net income (loss) .....................   $ (95,293)   $ (10,836)   $   6,768
                                          =========    =========    =========
Income (loss) per share:

Basic:
Income (loss) before extraordinary
 item .................................   $   (6.91)   $   (0.79)   $    0.67

Extraordinary item ....................        --           --          (0.18)
                                          ---------    ---------    ---------
Net income (loss) .....................   $   (6.91)   $   (0.79)   $    0.49
                                          =========    =========    =========
Diluted:

Income (loss) before  extraordinary
  item ................................   $   (6.91)   $   (0.79)   $    0.66

Extraordinary item ....................        --           --          (0.18)
                                          ---------    ---------    ---------
Net income (loss) .....................   $   (6.91)   $   (0.79)   $    0.48
                                          =========    =========    =========
Basic weighted average shares
  outstanding .........................      13,782       13,741       13,725
Dilutive impact of stock options ......        --           --            176
                                          ---------    ---------    ---------
Dilutive weighted  average  shares
  outstanding .........................      13,782       13,741       13,901
                                          =========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                             APS HOLDING CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                      (IN THOUSANDS)

                                                       CLASS A     ADDITIONAL                                      TOTAL
                                                    COMMON STOCK    PAID-IN   ACCUMULATED TREASURY  UNREALIZED STOCKHOLDERS'
                                                   SHARES   AMOUNT  CAPITAL     DEFICIT    STOCKS    GAIN/LOSS    EQUITY
                                                   -------   ----   --------   ---------    -----      -----    ---------
Balance at January 28, 1995 ....................    13,722   $137   $154,845   $ (37,644)   $(120)     $--      $ 117,218

Issuance of common stock .......................         6    --          44        --       --         --             44

Net income for the year ........................      --      --        --         6,768     --         --          6,768
                                                   -------   ----   --------   ---------    -----      -----    ---------
Balance at January 27, 1996 ....................    13,728    137    154,889     (30,876)    (120)      --        124,030

Issuance of common stock .......................        36    --         174        --       --         --            174

Tax benefit associated with stock options ......      --      --         300        --       --         --            300

Unrealized gain on available-for-sale securities      --      --        --          --       --          901          901

Net loss for the year ..........................      --      --        --       (10,836)    --         --        (10,836)
                                                   -------   ----   --------   ---------    -----      -----    ---------

Balance at January 25, 1997 ....................    13,764   $137   $155,363   $ (41,712)   $(120)     $ 901    $ 114,569

Exercise of stock options ......................        26      1        238        --       --         --            239

Writedown on available-for-sale
  securities ...................................      --      --        --          --       --         (901)        (901)

Net loss for the year ..........................      --      --        --       (95,293)    --         --        (95,293)
                                                   -------   ----   --------   ---------    -----      -----    ---------
Balance at January 31, 1998 ....................    13,790   $138   $155,601   $(137,005)   $(120)     $--      $  18,614
                                                   =======   ====   ========   =========    =====      =====    =========

     The accompanying notes are an integral part of the consolidated financial statements.

                             APS HOLDING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                  YEAR ENDED  YEAR ENDED   YEAR ENDED
                                                  JANUARY 31, JANUARY 25,  JANUARY 27,
                                                      1998        1997         1996
                                                   --------    --------    ---------
Cash flows from operating activities:
    Net income (loss) ..........................   $(95,293)   $(10,836)   $   6,768
    Adjustments to reconcile net income
     (loss) to net cash provided
      by (used in) operating activities:
     Extraordinary item ........................       --          --          2,468
     Asset impairment and restructuring charge .     28,969        --         11,224
     Inventory writedown .......................      1,268        --           --
     Depreciation and amortization .............     13,123      12,094        7,794
     Amortization  of debt discount and debt
      issue costs ..............................      1,182         784          955
     Gain on sale of stores ....................       --        (1,343)        --
     Provision for bad debts ...................     12,809       9,472        3,786
     Income from supply agreement ..............       (200)       (423)      (1,535)
     Deferred income taxes .....................     19,228      (4,955)       2,503
     Tax benefit associated with stock options .       --           300         --
     Writedown on available-for-sale investments      1,916        --           --
     Change in operating assets and liabilities:
        Accounts receivable ....................     (7,872)      8,036      (22,697)
        Inventories ............................     45,044       7,098      (42,283)
        Prepaid expenses and other current
          assets ...............................     12,068      (4,652)      (6,343)
        Accounts payable .......................    (18,963)      3,713          449
        Accrued liabilities ....................     (5,327)        152       (2,368)

        Other assets and liabilities ...........     (5,795)     (5,117)      (2,615)
                                                   --------    --------    ---------
        Net cash provided by (used  in)
          operating activities .................      2,157      14,323      (41,894)
                                                   --------    --------    ---------
Cash flows from investing activities:
    Investment in notes receivable .............    (10,956)    (11,572)      (9,314)
    Proceeds from repayment of notes
      receivable ...............................     10,361      15,554        7,841
    Investment in available-for-sale
      securities ...............................       --        (2,500)        --
    Business acquisitions, net of cash acquired      (2,200)     (7,928)     (87,834)
    Proceeds from disposition of assets ........       --         4,843         --

    Capital expenditures .......................     (9,920)    (10,849)      (8,422)
                                                   --------    --------    ---------
        Net cash used in investing activities ..    (12,715)    (12,452)     (97,729)
                                                   --------    --------    ---------

Cash flows from financing activities:
    Change in book overdrafts ..................     (6,306)     (2,008)       8,314
    Proceeds from issuance of common stock .....        239         174           44
    Proceeds from term loans ...................       --          --         65,000
    Net borrowings under revolving credit
      facility .................................     23,300      18,900      148,400
    Proceeds from senior subordinated notes ....       --          --        100,000
    Retirement of long-term debt ...............    (15,471)    (13,453)    (167,968)
    Debt issuance costs ........................       --          --         (6,296)
                                                   --------    --------    ---------
        Net cash provided by financing
          activities ...........................      1,762       3,613      147,494
                                                   --------    --------    ---------

Net increase in cash and cash equivalents ......     (8,796)      5,484        7,871
Cash and cash  equivalents  at  beginning of
period .........................................     13,370       7,886           15
                                                   --------    --------    ---------

Cash and cash equivalents at end of period.....    $  4,574    $ 13,370    $   7,886
                                                   ========    ========    =========

Supplemental disclosures:
     Cash paid for interest...................     $ 25,304    $ 25,070    $  17,060
                                                   ========    ========    =========

     Cash paid  (refunded) for income taxes ....   $ (4,835)   $  2,289    $   5,223
                                                   ========    ========    =========

     The accompanying notes are an integral part of the consolidated financial statements.

                          APS HOLDING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  PETITION FOR REORGANIZATION UNDER CHAPTER 11:

      On February 2, 1998, APS Holding Corporation ("APS Holding") and its direct and indirect subsidiaries (collectively referred to as "the Company") filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court"). Since February 2, 1998, the Company has been operating as a debtor in possession ("DIP").

      As a debtor in possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. A creditors' committee was formed on February 13, 1998, which has the right to review and object to business transactions outside the ordinary course and participate in any plan or plans of reorganization.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Accordingly, the consolidated financial statements do not purport to show (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) ultimate pre-petition liability amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) the effect of any changes that may be made to the capitalization of the Company; or (d) the effect of any changes that may be made in the Company's business operations. The outcome of these matters is not presently determinable. The continued viability of the Company under Chapter 11 and subsequent to Chapter 11 is dependent upon, among other factors, confirmation of a plan of reorganization and the ability to generate sufficient cash from operations and financing sources to meet obligations.

      As of February 2, 1998, actions to collect prepetition indebtedness were stayed and other contractual obligations could not be enforced against the Company. Certain prepetition liabilities are subject to approval by the Bankruptcy Court for payment in the ordinary course of business.

      The Bankruptcy Code allows the debtor to either assume or reject certain executory contracts, subject to Bankruptcy Court approval. Parties to contracts, which are rejected, are entitled to file claims for losses or damages sustained as a result of the rejection.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      GENERAL - The Company is a leading warehouse distributor of automotive replacement parts in the United States, supplying over 1,650 parts stores owned by independent operators, 273 company-owned stores and 214 Installers' Service Warehouses ("ISW") from a network of 27 distribution centers at January 31, 1998("Fiscal Year 1998").

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

      CUSTOMER NOTES RECEIVABLE -The Company adopted Statement of Financial Accounting Standards No.'s 114 and 118, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN" and "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN INCOME RECOGNITION AND DISCLOSURES" (hereinafter collectively referred to as "SFAS No. 114") in the first quarter of the fiscal year ended January 27, 1996 ("Fiscal Year 1996"). Under SFAS No. 114, certain impaired loans are required to be measured based either on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Because the Company's customer notes receivable are generally collateral dependent, the Company generally assesses the value of such impaired notes receivable based upon the fair value of each note's underlying collateral. As a result, the adoption of SFAS No. 114 did not result in any adjustment to the Company's financial statements.

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

The following table summarizes impaired loan information (in thousands):

                                              JANUARY 31, 1998  JANUARY 25, 1997
                                                    ------            ------
Impaired customer notes receivable
  with no loss reserves ...................         $1,586            $6,029
Impaired customer  notes receivable
  with loss reserves ......................              6              --
                                                    ------            ------
Total impaired customer notes
receivable ................................         $1,592            $6,029
                                                    ======            ======

                                                YEAR ENDED         YEAR ENDED
                                             JANUARY 31, 1998   JANUARY 25, 1997
                                             ----------------   ----------------
Average investment in impaired
  customer notes receivable...................      $1,419               $5,975
Interest income recognized on
  impaired loans..............................         148                  523
Cash basis interest income  recognized
  on impaired loans...........................          89                  184

An analysis of the allowance for credit losses follows (in thousands):

                                           YEAR ENDED   YEAR ENDED   YEAR ENDED
                                           JANUARY 31,  JANUARY 25,  JANUARY 27,
                                              1998         1997         1996
                                              ----         ----         ----
Balance at beginning of period                $375         $350         $500
Provisions charged to operating
 expense..............................         602           25          350
Loans charged off, net of
 recoveries...........................           -            -         (500)
                                              ----         ----         ----
Balance at end of period..............        $977         $375         $350
                                              ====         ====         ====


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

       PROPERTY AND EQUIPMENT - Property and equipment are stated at cost or, in the case of real property under capital leases, at cost or the present value of future minimum lease payments. Expenditures for major renewals and betterments, which extend the original estimated economic useful lives of the applicable assets, are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is reflected in operations currently.

       Upon the decision to close facilities, the Company records a provision to writedown the fixed assets at such facilities to be closed to their net realizable value. Furthermore, a provision is established at that time to reserve for estimated future lease costs and related obligations.

       Depreciation and amortization, including amortization of real property leased under capital leases, are computed on a straight-line basis over the estimated useful lives of the assets or the remaining terms of the leases. Depreciation and amortization expense for property and equipment totaled $7.0 million, $6.4 million and $4.6 million for fiscal years ended January 31, 1998, January 25, 1997 and January 27, 1996, respectively. A summary of the cost of property and equipment and the estimated useful lives for financial reporting purposes is as follows (in thousands):

                                    JANUARY 31,  JANUARY 25,    ESTIMATED
                                       1998         1997           LIVES
                                    -----------  -----------    ---------
         Land.......................$    4,174   $    4,034
         Buildings and improvements.    12,755       12,603         30 years
         Furniture and fixtures.....    16,454       16,003         10 years
         Leasehold improvements.....     7,974        7,964       2-25 years
         Machinery and equipment....    27,350       24,013       3-15 years
         Real property under capital
          lease.....................    1,043         1,044       2-10 years
         Construction in progress...    7,005         2,771
                                    ---------     ---------
                                       76,755        68,432
         Accumulated depreciation and
           amortization:
             Property and equipment.  (34,724)      (23,086)
             Capital leases.........     (977)         (863)
                                    ----------   ----------
                                      $ 41,054     $ 44,483
                                    ==========   ==========

INTANGIBLE ASSETS - Intangible assets consisted of the following (in thousands):

                                    JANUARY 31,  JANUARY 25,       ESTIMATED
                                       1998         1997             LIVES
                                    -----------  -----------       ---------
         Excess of purchase price
           over fair value
           of net assets acquired... $  37,664     $ 34,192        5-40 years
         Associate jobber network...    18,600       18,600          30 years
         Leasehold equity...........     4,106        4,106        2-23 years
         Other intangible assets....       113          113           9 years
                                    ----------   ----------
                                        60,483       57,011
         Accumulated amortization...   (27,984)      (9,938)
                                    ----------   -----------

                                     $  32,499   $   47,073
                                     =========   ==========

Intangible assets are amortized on a straight-line basis over the estimated life. Amortization expense for intangible assets totaled $2.6 million, $2.7 million and $2.2 million for fiscal years ended January 31, 1998, January 25, 1997 and January 27, 1996, respectively.

      Prior to the fourth quarter of Fiscal Year 1996, intangible assets were assessed for impairment based on estimated undiscounted future operating income. In the fourth quarter of Fiscal Year 1996, the Company adopted Statement of Financial Accounting Standards No. 121, entitled "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("SFAS No. 121"), which requires evaluation of impairment based on undiscounted future cash flows. If such cash flows are not expected to recover the unamortized cost, the intangible assets are written down to fair value. The Company charged off $1.6 million of excess of purchase price over fair value of net assets acquired and $0.6 million of property and equipment upon the adoption of SFAS No. 121 in Fiscal Year 1996.

      In the fourth quarter of Fiscal Year 1998, the Company recorded non-cash charges of approximately $15.8 million and $4.5 million for writedowns of intangible assets and property and equipment. The intangible assets writedown consisted of approximately $14.5 million related to excess of purchase price over fair value of net assets acquired and $1.3 million related to the associate jobber network. The intangible assets and property and equipment writedowns were based on estimated future cash flows, which were impacted by management's review of certain Company-owned stores, ISWs and distribution centers that potentially could be closed. The writedowns are included in "Asset impairment and restructuring charge" in the accompanying consolidated statement of operations.

      INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES - Securities to be held for indefinite periods of time, including securities that may be sold in response to changes in interest rates or other similar factors, are classified as available-for-sale and are carried at fair value. Fair values of securities are estimated based on available market quotations. Unrealized holding gains and losses, net of taxes, on available-for-sale securities are reported as a separate component of stockholders' equity until realized. Realized gains and losses upon the sale of available-for-sale securities are determined using the specific identification method.

      The Company reviews its financial position, liquidity and future plans in evaluating the criteria for classifying investment securities. Securities are classified among categories at the time the securities are purchased. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary, result in a writedown of the individual securities to their fair value. During the quarter ended January 31, 1998, the Company recorded a $1.9 million realized loss on the writedown of its investment in one of its jobbers.

      CAPITALIZED SOFTWARE DEVELOPMENT COSTS - The Company capitalizes costs to develop software for internal use once conceptual formulation, design and testing on each software project have been successfully completed. Such costs capitalized generally include professional services rendered by third parties, direct internal payroll and payroll-related costs for time spent directly on the project, and interest costs incurred while developing internal-use software. Upon completion of each software project, the Company plans to amortize each project's capitalized cost over a period of up to five years.

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

      ADVERTISING COSTS - Advertising costs are expensed in the period the advertising occurs. Advertising expense for fiscal years ended January 31, 1998, January 25, 1997 and January 27, 1996 totaled approximately $6.4 million, $6.6 million, and $4.5 million, respectively.

      EARNINGS (LOSS) PER COMMON SHARE - In the fourth quarter of Fiscal Year 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE," as required, and restated the previously reported earnings per share amounts in conformity with SFAS No. 128. The new standard specifies the computation, presentation, and disclosure requirements for earnings per share.

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

      NON-CASH INVESTING ACTIVITIES - During the quarter ended October 25, 1997, the Company exercised its rights as a secured creditor with respect to the assets of one of its customers, resulting in the non-cash acquisition of assets valued at approximately $3.5 million.

       NEW ACCOUNTING STANDARDS - The Company will adopt SFAS No. 130, "REPORTING COMPREHENSIVE INCOME," during the first quarter of the year ended January 30, 1996 ("Fiscal Year 1999"). SFAS No. 130 requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997.

       The Company will adopt SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," no later than the fourth quarter of the year ended January 30, 1999 "Fiscal Year 1999." SFAS No. 131 establishes standards for the manner in which public business enterprises report selected information about operating segments.

       The Company will adopt the disclosure requirements of SFAS No. 132, "EMPLOYER'S DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS", in the fourth quarter of Fiscal Year 1999. SFAS No. 132 revises disclosure requirements for pension and postretirement benefit plans as to standardize certain disclosures and eliminate certain other disclosures no longer deemed useful. SFAS No. 132 does not change the measurement or recognition criteria for such plans.

3.  ASSET IMPAIRMENT AND RESTRUCTURING CHARGES:

       During the quarter ended July 25, 1997, the Company commenced implementation of a comprehensive program for reducing costs and achieving profitability. As part of such program, and in order to position the Company to achieve improved operating performance, the Company has been consolidating redundant administrative functions and has closed certain under-performing facilities. The program included the planned closure of 50 ISWs and 15 Company-owned stores. At January 31, 1998, the program has resulted in the closure of 50 ISWs and 11 Company-owned stores. Aggregate revenue from such facilities was approximately $14.9 million during the year ended January 31, 1998, compared to approximately $23.8 million in the prior Fiscal Year. Aggregate losses before income taxes and after overhead allocations from such facilities were approximately $2.6 million for the year ended January 31, 1998, compared to approximately $1.6 million in the prior fiscal year. As a result of such program, during the quarter ended July 25, 1997, the Company recorded a restructuring charge of approximately $8.7 million. Such charge consisted of approximately $2.2 million for estimated costs to close facilities, approximately $1.4 million of employee severance benefits related to personnel reductions of approximately 570 employees (including field and corporate level staff reductions), approximately $3.2 million for future lease and related obligations and approximately $1.9 million of asset impairments. In addition, in connection with such restructuring program, approximately $1.3 million was charged to cost of goods sold during the quarter ended July 25, 1997 for inventory write-offs expected in connection with facility closures, and approximately $1.8 million was charged to selling, general and administrative expenses for incremental bad debt expected in connection with such closures. During the year ended January 31, 1998, approximately $4.1 million of costs were charged to the liabilities and reserves established at July 25, 1997 for such restructuring and related charges (including approximately $1.1 million of employee severance). Approximately $2.7 million of such charges were recorded as liabilities at January 31, 1998.

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

       The Company's financial statements at January 31, 1998 also include liabilities and reserves in the aggregate amount of $3.0 million for costs related to the closure and consolidation of certain facilities and administrative functions pursuant to programs of rationalization implemented by the Company during the fiscal year ended January 27, 1996 in connection with the PI Acquisition. The Company attained a majority of the program's objectives during the year ended January 25, 1997 and expects final completion of such programs during the fiscal year ending January 30, 1999. During the year ended January 31, 1998, the Company charged approximately $2.6 million against such liability and reserves, including approximately $0.2 million of employee termination costs.

4.  ACCRUED LIABILITIES:

      Accrued liabilities consisted of the following (in thousands):

                                             JANUARY 31, 1998  JANUARY 25, 1997

         Payroll, benefits and related items     $   8,088           $ 12,087
         Facility closure reserves .........         6,265              7,970
         Insurance reserves.................         2,973              4,763
         Interest...........................         7,852              1,748
         Customer return reserves...........         4,042              3,413
         Customer rebates and discount .....         2,788              3,823
         Advertising and sales promotion....         3,318              1,418
         Other..............................        12,930              9,137
                                                 ---------          ---------
                                                  $ 48,255           $ 44,359
                                                  ========           ========

5.  DEBT:

COMPONENTS OF LONG-TERM DEBT

      Long-term debt consisted of the following (in thousands):

                                                         JANUARY      JANUARY
                                                         31, 1998     25, 1997
                                                         ---------    ---------
New Credit Agreement:
Term Loans, payable in installments through 1999 .....   $  37,000    $  52,000
Revolving Credit Facility, payable in 2000 ...........     190,600      167,300
11.875% Senior Subordinated Notes due 2006 ...........     100,000      100,000
Note payable in installments through 2013 at 7.5% ....         959          992
Other ................................................         682        1,120
                                                         ---------    ---------
                                                           329,241      321,412
Less current maturities ..............................    (328,034)     (15,471)
                                                         ---------    ---------
                                                         $   1,207    $ 305,941
                                                         =========    =========

DEBTOR IN POSSESSION FINANCING AND SENIOR BANK CREDIT AGREEMENT.

     On February 2, 1998, the Bankruptcy Court gave approval on an interim basis for $45 million of a $100 million DIP financing facility ("DIP Financing") with a syndicate of bank lenders led by The Chase Manhattan Bank ("Senior Lenders"). On February 26, 1998, the Bankruptcy Court gave final approval to the facility. The amount of new loans that may be outstanding at any time may not exceed a maximum that varies from month to month ranging from $40 million to $65 million (exclusive letters of credit).

     The DIP financing approved by the Bankruptcy Court is provided for in a new Revolving Credit, Term Loan, Guarantee Agreement ("DIP Financing Facility"). The DIP Financing Facility includes the new DIP financing referred to above ("Tranche A") and approximately $228 million of borrowings that were outstanding under the previous revolving credit facility and term loan facilities ("Previous Bank Credit Agreement"), which were refinanced in the amount of $228 million ("Tranche B") and combined with the new DIP Financing Facility into a single post-filing date facility. The $228 million is classified as a current liability at year end. The Tranche A loans are available on a revolving loan basis, and the Tranche A facility includes a $20 million sub-facility for letters of credit, subject to certain restrictions. The DIP Financing Facility has a superpriority administrative claim as well as a first priority security interest in and lien upon all of the Company's assets. The Tranche A and B borrowings bear interest at the Company's option of either the bank agent's stated base rate plus a margin of 1.5% or at LIBOR plus a margin of 2.5% for Tranche A borrowings or 2.75% for Tranche B borrowings. The DIP Financing Facility has a final maturity date of January 31, 1999 and includes various covenants and restrictions on the Company and its business. While the Company has been in compliance with its covenants through March 1998, it is likely that continuation of unfavorable operational conditions may require the Company to seek modification of its current bank covenants during the second or third quarter of the current fiscal year. If the bank should not agree to any such modifications the Company would be in default under the DIP Financing Facility. If such modifications were not made or if any such default were not waived, the Company might have to pursue a sale or orderly liquidation of its business.

       Under the Previous Bank Credit Agreement, as of December 8, 1997, the Company obtained a waiver of its Consolidated Leverage Ratio, Fixed Charge Coverage Ratio and Minimum Net Worth covenant requirements (the "Financial Covenants"). Pursuant to such waiver, aggregate borrowings under the Previous Bank Credit Agreement were limited to $204.7 million until February 10, 1998. Effective as of December 8, 1997, lenders under the Previous Bank Credit Agreement agreed, during the period from December 31, 1997 to the earliest of
(i) February 10, 1998, (ii) the date on which a default or event of default under the Previous Bank Credit Agreement (other than as a result of the Company's failure to comply with the Financial Covenants at January 31, 1998) occurs and (iii) the effective date of a new financing, to allow the Company to continue to borrow under the Previous Bank Credit Agreement (notwithstanding the expiration after December 31, 1997 of the waiver of the Financial Covenants) and to forebear from exercising any of their rights or remedies against the Company under the Previous Bank Credit Agreement and related documents as a result of the Company's failure to comply with the Financial Covenants at January 31, 1998. The $204.7 million borrowing limit under the previous revolving credit facility was in effect during this period. If the Company had not obtained the DIP Financing Facility or otherwise obtained an amendment to the Previous Bank Credit Agreement to cure its failure to comply with the Financial Covenants prior to February 10,

1998, at any time thereafter the lenders could have accelerated the maturity of the outstanding loans under the Previous Bank Credit Agreement. The entire amount outstanding under the Previous Bank Credit Agreement has been classified as a current liability at January 31, 1998.

       As of January 31, 1998, the Company had aggregate borrowings under the Previous Bank Credit Agreement of $227.6 million, consisting of $190.6 million and $37.0 million in borrowings outstanding under the previous revolving credit facility and previous term loan facility, respectively, and approximately $3.6 million in outstanding letters of credit under the Previous Bank Credit Agreement. Borrowing availability under the Previous Bank Credit Agreement at January 31, 1998 after taking into account borrowing base restrictions and outstanding letters of credit and the waiver described in the above paragraph, was approximately $3.2 million; however, the Company had cash on hand of approximately $4.6 million as of January 31, 1998. Borrowings under the Previous Bank Credit Agreement bore interest at variable rates based in part upon the Company attaining certain financial ratios. At January 31, 1998, such were rates at the maximum levels provided for under the interest rate pricing structure, as a result of the Company's current financial ratios. The weighted average interest rates borne by the loans under the Previous Bank Credit Agreement were 8.55% and 7.23% , respectively, as of January 31, 1998 and January 25, 1997. The obligations of A.P.S., Inc., APS Holding Corporation's wholly owned subsidiary, under the Previous Bank Credit Agreement are guaranteed by APS Holding Corporation and each of A.P.S., Inc.'s wholly owned subsidiaries, and are collateralized by pledges of the capital stock of A.P.S., Inc. and such subsidiaries, by security interests in substantially all of the Company's personal property and by mortgages on certain of its owned real property.

       During the year ended January 27, 1996, the Company recorded an extraordinary charge of $2.5 million, consisting of the write-off of unamortized debt issue costs of $3.9 million, net of an income tax benefit of $1.4 million.

SENIOR SUBORDINATED NOTES

       The PI Acquisition was financed through the private placement of $100.0 million principal amount of the Company's senior subordinated notes (the "Notes"). The net proceeds from the sale of the Notes were used to pay the approximately $79.7 million cash payment at closing for the PI Acquisition, to pay related fees and expenses and to repay a portion of the borrowings under a prior credit agreement. Prior to the Chapter 11 Proceedings the Notes would have matured on January 15, 2006 and bore interest at a rate of 11.875%, payable semiannually on January 15 and July 15 of each year. During the year ended January 25, 1997, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC"), pursuant to which it made and completed an offer to exchange registered Notes for all of the initially issued Notes. The Company did not make its scheduled interest payment on the Notes on January 15 ,1998. The Chapter 11 Proceedings and missed interest payment constituted an event of default under the indenture relating to the Notes. As a result of the Chapter 11 Proceedings, the Notes have been accelerated, but payments are not currently being made. The entire amount outstanding under the Notes at January 31, 1998 has been classified as a current liability.

GUARANTEE OF LONG-TERM DEBT

       APS Holding and all of the current wholly-owned subsidiaries of A.P.S., Inc. (the "Subsidiaries") have jointly and severally guaranteed the payment of A.P.S., Inc.'s obligations under the Notes and the New Credit Facility. Separate financial statements of A.P.S., Inc. and the Subsidiaries are not presented herein because the Subsidiaries have jointly and severally guaranteed payment of A.P.S., Inc.'s obligations under the Notes and because the aggregate assets, liabilities, net loss and equity of A.P.S., Inc. and the Subsidiaries are substantially equivalent to the assets, liabilities, net loss and equity of APS Holding on a consolidated basis.

LONG-TERM DEBT MATURITIES

       The aggregate maturities of long-term debt for the fiscal years subsequent to the fiscal year ended January 31, 1998 are as follows (in thousands):

                  1999........................ $   328,034
                  2000........................         322
                  2001........................          41
                  2002........................          45
                  2003........................          48
                  Thereafter..................         751
                                               -----------
                                               $   329,241
                                               ===========

6.  COMMITMENTS AND CONTINGENCIES:

LITIGATION

      The Company is involved in various claims and disputes arising in the normal course of business, including the matter of BARRY S. LAMM AND LAMM AUTO STORES, INC. V. PARTS, INC., PARTS PLUS, ET AL, which was filed in The Circuit Court of Mobile County, Alabama on June 21, 1996. The plaintiff in such case seeks both compensatory and punitive damages in making a number of claims, including both willful and reckless misrepresentation, suppression of material fact, promissory fraud (all in violation of the Code of Alabama), and conspiracy, breach of contract and intentional interference with contractual or business relationships, all in connection with the operation of an automotive parts business by the plaintiff while a customer of Parts, Inc. The Company entered into an agreement with the plaintiff's counsel to settle this action for a payment of $2.35 million. As a result of the Company's bankruptcy proceeding, no payment was paid and this action, as to the Company, is now stayed. The Company believes that the costs of defending such action as well as the settlement, are the subject of a contractual indemnification by GKN Parts. The Company has made a claim for indemnity to GKN Parts, which has been denied.

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

LEASES

      The Company has entered into operating and capital leases for land, buildings and equipment. Certain land and building leases provide that the Company pay taxes, maintenance, insurance and other occupancy expenses applicable to the leased premises. Additionally, certain vehicle and equipment leases provide for short lease terms with month to month renewal options and guaranteed residual clauses. Generally, the leases provide for renewal for various periods at stipulated rates. Rental expense for fiscal years ended January 31, 1998, January 25, 1997 and January 27, 1996 was approximately $26.8 million, $28.8 million and $17.2 million, respectively.

      Future minimum lease payments under capital leases and noncancellable operating leases (net of sublease rental income of $1.5 million) as of January 31, 1998 are as follows (in thousands):

                                          CAPITAL    OPERATING
          FISCAL YEAR                     LEASES       LEASES
                                         --------     -------
             1999........................   $163      $17,631
             2000........................     51       13,562
             2001........................      -        9,422
             2002........................      -        5,203
             2003........................      -        3,349
             Thereafter..................      -        3,063
                                         --------     -------
             Total minimum obligations...    214      $52,230
                                                      =======
             Less estimated interest.....   (14)
                                         -------

             Present value of net minimum
              obligations................    200
             Less current portion........    151
                                         -------
             Long-term obligations
              under capital leases          $ 49
                                         =======

The Bankruptcy Code allows the debtor to either assume or reject certain executory contracts, subject to Bankruptcy Court approval. Parties to contracts which are rejected are entitled to file claims for losses or damages sustained as a result of the rejection.

CONCENTRATION OF CREDIT RISK

      The Company is engaged in the distribution of automotive replacement parts and accessories. Approximately 53% of the Company's sales for the Fiscal Year 1998 were derived from independently owned jobbers that participate in the "Big A Program." The remaining 47% of sales are derived from company-owned stores and ISWs that sell automotive replacement parts and accessories to service stations, repair shops, garages, dealers, farmers, fleet operators, retail consumers and other customers. Allowances are maintained for potential credit losses on customer accounts which generally do not require collateral. No single customer accounted for more than 3% of the Company's total sales in the fiscal years ended January 31, 1998, January 25, 1997 or January 27, 1996.

      Most major categories of automotive replacement parts have more than one competitive supplier. However, the Company typically sources each of its Big A program product lines from one supplier. Management believes that alternative sources are available for each of the Company's Big A program product lines.

      The Company invests its excess cash in unsecured commercial paper issued by a major bank. The Company had no such cash investments at January 31, 1998 and $138,000 at January 25, 1997.

     Notes receivable are comprised of finance arrangements whereby the Company offers financial assistance to its associated jobbers for inventory purchases and, to a lesser extent, for general working capital needs. Such notes receivable are generally collateralized by the business assets including inventories and guarantees from the principals of the borrowers. Such notes generally have a seven-year maturity and have interest rates at two to three percent above a floating prime rate (8.5% at January 31, 1998 and January 25, 1997). As of January 31, 1998, the average loan principal balance was approximately $165,000 and the largest loans in the portfolio were to three associated jobbers who had, in the aggregate, outstanding principal balances of $2.5 million, $.8 million and $0.7 million, respectively.

OTHER CONTINGENCIES

      Certain of the Company's customers finance a portion of their inventories through financial institutions. Under the terms of the arrangements with these financial institutions, the Company may be required, in limited circumstances, to repurchase inventory collateralizing the borrowings. Based on previous history, occasions on which the Company has been called upon to repurchase such inventory have been infrequent, and, on such occasions, the Company has successfully resold the inventory that it repurchased. The Company believes any future performance required under these repurchase agreements will not have a material adverse affect on its financial condition.

7.  INCOME TAXES:

       The components of deferred tax assets and liabilities are as follows (in thousands):

                                                      JANUARY      JANUARY
                                                      31, 1998     25, 1997
                                                        ------      -------
         Deferred tax assets:
            Allowance for bad debts.................. $  4,673    $   3,518
            Inventories..............................    7,623        6,953
            Intangible assets........................    6,590        1,444
            Accrued expenses.........................    6,206        5,272
            Deferred income..........................      362          432
            Other liabilities........................      452          797
            Net operating loss carryforwards.........   20,726        4,824
                                                        ------      -------
                                                        46,632       23,240
            Less: Valuation Allowance................  (44,980)          -
                                                        ------      -------
                                                         1,652       23,240
          Deferred tax liabilities:
            Property and equipment...................      249        1,728
            Prepaid pension cost.....................    1,033        1,008
            Unrealized gain on securities available
             for sale................................       -           576
            Deferred costs...........................      358          700
            Investment in joint ventures ............       12           -
                                                        ------      -------
                                                         1,652        4,012
                                                        ------      -------
            Net deferred tax asset...................   $   -       $19,228
                                                        =======     =======

       Realization of deferred tax assets, including those associated with net operating loss carryforwards, is dependent upon generating sufficient taxable income. In the fourth quarter of Fiscal Year 1998, the Company recorded a valuation allowance of $45.0 million to writedown deferred tax assets to zero, due to the level of uncertainty surrounding the Company's ability to generate sufficient future taxable income.

The components of income tax expense (benefit) for fiscal years ended January 31, 1998, January 25, 1997 and January 27, 1996 are as follows (in thousands):

                                     YEAR ENDED      YEAR ENDED    YEAR ENDED
                                     JANUARY 31,     JANUARY 25,   JANUARY 27,
                                        1998            1997          1996
                                      -------       ---------         ------
Current federal income tax
  provision (benefit)............    $    353        $   (525)       $ 1,283
Current state income tax
  provision .....................         140             233            206
Deferred income tax provision....      19,228          (4,955)         2,503
                                      -------       ---------         ------
                                       19,721          (5,247)         3,992
Tax benefit applicable to
  extraordinary item.............           -               -          1,455
                                      -------       ---------         ------
                                      $19,721        $ (5,247)       $ 5,447
                                      =======       =========         ======

      A reconciliation of the Company's income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to income
(loss) before income taxes and extraordinary item for the years ended January 31, 1998, January 25,1997 and January 27, 1996 is as follows:

                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                         JANUARY 31,    JANUARY 25,  JANUARY 27,
                                            1998          1997          1996
                                          ---------     ---------     ---------
Statutory tax
  rate ................................     (35.0)%       (35.0)%        35.0%
State income taxes, net of
  federal benefit .....................        .2           1.4           1.2
Other items ...........................       1.4           1.0           0.9
Change in  valuation allowance ........      59.4          --            --
                                         ---------     ---------     ---------
                                             26.0%        (32.6)%        37.1%
                                         ---------     ---------     ---------

       As of January 31, 1998, the Company had an estimated net operating loss carryforward for income tax reporting purposes of approximately $59 million which will expire in fiscal year 2013.

8.  STOCK OPTION PLANS:

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

                                             YEAR ENDED                      YEAR ENDED                       YEAR ENDED
                                         JANUARY 31, 1998                 JANUARY 25, 1997                  JANUARY 27, 1996
                                  -------------------------------  -------------------------------  -------------------------------
                                                      WEIGHTED                         WEIGHTED                       WEIGHTED
                                                      AVERAGE                           AVERAGE                        AVERAGE
                                      SHARES          EXERCISE          SHARES          EXERCISE         SHARES        EXERCISE
                                    OUTSTANDING        PRICE         OUTSTANDING         PRICE        OUTSTANDING       PRICE
                                   -------------    -------------   -------------    -------------   -------------   -------------
Options outstanding,
  beginning of year ............          58,566    $        7.13          67,634    $        7.13          71,866   $        7.13
Granted ........................            --                               --               --              --              --
Exercised ......................         (14,035)            7.13          (8,850)            7.13          (4,232)           7.13
Terminated .....................            --               --              (218)            --              --              7.13
                                   -------------    -------------   -------------    -------------   -------------   -------------
Options outstanding, end of year          44,531    $        7.13          58,566    $        7.13          67,634   $        7.13
                                   =============    =============   =============    =============   =============   =============
Available for grant at end
  of year ......................          37,826             --            37,826             --            37,826            --
                                   =============    =============   =============    =============   =============   =============
Exercisable at end of year .....          44,531    $        7.13          58,566    $        7.13          67,634          $ 7.13
                                   =============    =============   =============    =============   =============   =============

      In March 1993, APS Holding's board of directors adopted, and APS Holding's stockholders subsequently approved, the APS Holding Corporation 1993 Stock Option Plan (the "1993 Stock Option Plan"). The 1993 Stock Option Plan, as amended, reserved up to 700,000 shares of Class A Common Stock and is available to key employees (including officers and directors who are also key employees) of the Company. Options may be granted in the form of either incentive options within the meaning of Section 422(b) of the Internal Revenue Code of 1986 ("Incentive Stock Options") or options which do not constitute Incentive Stock Options. The exercise price of Incentive Stock Options may not be less than the fair market value of Class A Common Stock on the date of grant. The exercise price of options which do not constitute Incentive Stock Options may not be less than 50% of the fair market value of Class A Common Stock on the date of grant. Unless otherwise specified, options granted under the 1993 Stock Option Plan become exercisable in 20% increments on each of the first five anniversaries of the date of grant. Each option shall terminate and shall not be exercisable on or after the tenth anniversary of its date of grant. All options granted through January 31, 1998 vest in increments of one-third or one-fifth per year. For options issued during the year ended January 29, 1994, deferred compensation, representing the difference between the option price and estimated fair market value of the stock at the date of grant, was approximately $97,000 and was charged to operations over the three year vesting period of such options.
There was no compensation expense for the year ended January 31, 1998 and approximately $9,000 and $32,000, respectively for the years ended January 25, 1997 and January 27, 1996. Stock option activity under the 1993 Stock Option Plan was as follows:

                                                YEAR ENDED                        YEAR ENDED                  YEAR ENDED
                                             JANUARY 31, 1998                  JANUARY 25, 1997            JANUARY 27, 1996
                                         ---------------------------   ----------------------------   -----------------------------
                                                           WEIGHTED                       WEIGHTED                        WEIGHTED
                                                           AVERAGE                        AVERAGE                          AVERAGE
                                            SHARES         EXERCISE        SHARES         EXERCISE        SHARES          EXERCISE
                                          OUTSTANDING        PRICE       OUTSTANDING       PRICE       OUTSTANDING         PRICE
                                         ------------    ------------   ------------    ------------   ------------    ------------
Options outstanding, beginning of year        432,607    $      16.44        350,490    $      16.63        258,040    $      12.02
Granted ..............................        212,886            9.96        178,459           16.97         93,550           29.50
Exercised ............................       (117,017)           3.56        (29,474)           5.26           --              --
Terminated ...........................       (168,621)          17.17        (66,868)          23.81         (1,100)          29.50
                                         ------------    ------------   ------------    ------------   ------------    ------------
Options  outstanding, end of year ....        359,855    $      16.45        432,607    $      16.44        350,490    $      16.63
                                         ============    ============   ============    ============   ============    ============
Available for grant at end of year ...        192,627            --          237,559            --           42,492            --
                                         ============    ============   ============    ============   ============    ============
Exercisable at end of year ...........         78,800    $      22.38        171,971    $       9.86        159,645    $       7.17
                                         ============    ============   ============    ============   ============    ============
Weighted-average fair value of options
 granted during the year .............   $       5.24            --     $       7.15            --     $      13.49            --
                                         ============    ============   ============    ============   ============    ============

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

      The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants for the years ended January 31, 1998 and

January 25, 1997, respectively: dividend yield of 0.00% for both years; risk-free interest rates 6.42% and 6.16%, respectively, the expected lives of the options are 5 years for both years; and volatility of 43.32% and 32.95%, respectively.

The following table summarizes information about stock options outstanding at January 31, 1998:

                                        OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                ------------------------------------            -----------------------
                      Number     Weighted Average                            Number
  Range of          Outstanding      Remaining       Weighted Average     Exercisable  Weighted Average
EXERCISE PRICE       AT 1/31/98  CONTRIBUTION LIFE    EXERCISE PRICES    AT 1/31/98    EXERCISE PRICE
----------------    ------------ -----------------  ----------------    -------------- ----------------
$3.56 to $15.25          217,924             5.06             $10.05            13,771           $15.33
$15.50 to $29.50         142,958             7.54              26.21            65,029            23.87
----------------    ------------ -----------------  ----------------    -------------- ----------------
$3.56 to $29.50          360,882              6.05            $16.45            78,800           $22.38
================    ============ =================  ================    ============== ================

       Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net loss and net loss per common share for the fiscal years ended January 31, 1998 and January 25, 1997 would approximate the following pro forma amounts:

                                                        YEAR ENDED       YEAR ENDED
                                                      JANUARY 31, 1998 JANUARY 25, 1997
                                                      ---------------- ----------------
                                                               (In thousands,
                                                           except per share data)
       Net loss - as reported............                $(95,293)    $ (10,836)
       Net loss - pro forma..............                 (95,662)      (11,232)

       Basic and diluted loss per share - as reported      $(6.91)      $ (0.79)
       Basic and diluted loss per share - pro forma         (6.94)        (0.82)

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

The components of pension income are as follows (in thousands):

                               YEAR ENDED        YEAR ENDED        YEAR ENDED
                            JANUARY 31, 1998  JANUARY 25, 1997  JANUARY 27, 1996
                            ----------------  ----------------  ----------------
Service cost ...................  $    10          $  11          $     8
Interest cost ..................      420            379              392
Return on plan assets ..........   (1,337)           287           (1,907)
Net amortization and deferral ..      861           (809)           1,503
                                  -------          -----          -------
                                  $   (46)         $(132)         $    (4)
                                  =======          =====          =======

      A reconciliation of the Plans' projected benefit obligation to the prepaid pension asset included in the accompanying consolidated balance sheets is as follows (in thousands):

                                           JANUARY 31, 1998  JANUARY 25, 1997
                                           ----------------  ----------------
      Actuarial present value of
          benefit obligations:
         Vested benefits.................       $ 5,919         $  5,420
         Nonvested benefits..............             -                3
                                               --------        ---------

         Accumulated benefit obligation..         5,919            5,423
         Effect of projected salary increases         -               57
                                               --------        ---------
         Projected benefit obligation for
          services rendered to date......         5,919            5,480

      Plan assets at fair value, primarily
        cash and cash equivalents and fixed
        income securities                         8,205            7,087
                                               --------        ---------
      Plan assets in excess of projected
        benefit obligation                        2,286            1,607
      Unrecognized net loss..............           758            1,390
                                               --------        ---------

      Noncurrent prepaid pension cost....       $ 3,044         $  2,997
                                                =======         ========

The rates used in determining the actuarial present value of benefit obligations are as follows:

                                               YEAR ENDED         YEAR ENDED
                                            JANUARY 31, 1998   JANUARY 25, 1997
      Actuarial assumptions:
         Investment return................        7.75%             7.75%
         Discount rate....................        7.00%             7.75%
         Salary increase..................          -                 -

      The Company also has the A.P.S., Inc. Partnership Plan (the "Partnership Plan"), a defined contribution plan covering substantially all employees who have completed one year of service and reached the age of 21. Employees may contribute 2% to 15% of their annual compensation, which is matched 50% by the Company up to 6% of the employees' contribution. Employees become fully vested in the Company's contribution to the plan after five years of service. The cost of Company contributions for fiscal years ended January 31, 1998, January 25, 1997 and January 27, 1996 was approximately $1,180,000, $1,225,000 and $926,000, respectively.

      During the fiscal year ended January 25, 1997, the Company implemented the A.P.S., Inc. Executive 401(K) Deferral Plan (the "Deferral Plan"), a defined contribution plan covering a group of key management employees who also participate at the maximum contribution level of 3% in the Company's Partnership Plan. Participants in the Deferral Plan may contribute up to 28% of their annual compensation, in addition to their contribution to the Partnership Plan. Such contributions will be matched 50% by the Company up to 6% of the participants' combined contributions to both plans. Participants' vesting rates in the Partnership Plan carry over to the Deferral Plan and participants become fully vested in the Company's contributions to both plans after five years. The cost of the Company contributions for fiscal year ended January 31, 1998 was approximately $63,000.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The cost, gross realized holding loss and fair value of the Company's available-for-sale securities at January 31, 1998 was approximately $2,500,000, $1,916,000 and $584,000, respectively. The fair value of the Company's Notes ($39,000,000 at January 31, 1998 and $106,250,000 at January 25, 1997) is based upon quoted market prices. The fair value of the Company's interest rate swap agreements (none at January 31, 1998 and $1,615 at January 25, 1997) is based on estimates obtained from counterparties and represents the Company's cash outlay if the agreements had been settled at year end. The estimated fair values of all of the Company's other financial instruments approximate their carrying amounts in the Consolidated Balance Sheets.

11.  RELATED PARTY TRANSACTIONS:

      Clayton, Dubilier & Rice, Inc. ("CD&R"), which organized APS Holding and related entities for the purpose of acquiring A.P.S., Inc. (the "Acquisition"), is a private investment firm specializing in leveraged acquisitions involving management participation. In connection with the Acquisition, a CD&R-managed private investment fund, The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("C&D Fund IV"), purchased Class A Common Stock. At January 25, 1998 and January 27, 1997, C&D Fund IV held approximately 30% of APS Holding's Class A Common Stock that was outstanding as of such dates. In addition, two professional employees of CD&R hold positions on the Company's board of directors. As a result, C&D Fund IV is in a position to significantly influence the Company's affairs. The Company agreed to pay CD&R an annual management fee of up to $450,000 for financial advisory and management consulting services. Management fee expense for each of the years ended January 25, 1998, January 27, 1997 and January 28, 1995 was $300,000.

      The Company has receivables due from officers which were used by the officers of the Company to purchase Class A Common Stock of the Company. The amount of such officer receivables outstanding at January 31, 1998 was approximately $293,000. Previously in Fiscal Years 1997 and 1996, the Company had guaranteed bank loans used by these officers to purchase Class A common Stock of the Company. The amount of such loans outstanding at January 25, 1997 and January 27, 1996 was approximately $332,000 and $505,000, respectively. These bank loans were paid by the Company on behalf of the employees prior to January 31, 1998 and were recorded as officer receivables, accordingly.

12.  UNAUDITED QUARTERLY FINANCIAL INFORMATION:
                                                QUARTER ENDED
                            ---------------------------------------------------
                             APRIL 25        JULY 25    OCTOBER 25   JANUARY 31
                            ----------     ---------    ----------- -----------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED JANUARY 31, 1998:
Net sales ................  $ 211,743      $ 220,391   $ 201,594   $ 179,214
Gross profit .............     71,743         69,636      64,821      53,146
Operating income (loss) ..      4,468         (7,708)     (1,828)    (41,498)
Net loss .................       (936)        (9,650)     (5,266)    (79,441)
Basic and diluted net
  loss per share .........      (0.07)         (0.70)      (0.38)      (5.76)

      The results for the quarter ended July 25, 1997 include a restructuring charge of approximately $8.7 million. Such charge consisted of approximately $2.2 million for estimated costs to close facilities, approximately $1.4 million of employee severance benefits related to personnel reductions of approximately 570 employees, approximately $3.2 million for future lease and related obligations and approximately $1.9 million of asset impairments. In addition, in connection with such restructuring program, approximately $1.3 million was charged to cost of goods sold during the quarter ended July 25, 1997 for inventory write-offs expected in connection with facility closures, and approximately $1.8 million was charged to selling, general and administrative expenses for incremental bad debt expected in connection with such closures.

      In the fourth quarter of Fiscal Year 1998, the Company recorded non-cash charges of approximately $15.8 million and $4.5 million for writedowns of intangible assets and property and equipment. The intangible assets writedowns consisted of approximately $14.5 million related to excess of purchase price over fair value of net assets acquired and, $1.3 million related to the associate jobber network. The intangible assets and property and equipment writedowns were based on estimated future cash flows, which were impacted by management's review of certain Company-owned stores, ISWs and distribution centers that potentially could be closed. The writedowns are included in "Asset impairment and restructuring charge" in the accompanying consolidated statement of operations.

      In addition to the absence of recording a deferred tax benefit for losses incurred in the quarter ended January 31, 1998, the Company recorded a deferred tax expense of approximately $28.2 million to record a deferred tax asset valuation allowance (see Note 7).

                                                QUARTER ENDED
                             ---------------------------------------------------
                                 APRIL 25   JULY 25      OCTOBER 25  JANUARY 25
                                ---------- ---------     ----------- -----------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED JANUARY 25, 1997:
Net sales ....................    $217,566    $234,305    $217,592    $ 189,276
Gross profit .................      73,366      79,057      75,950       47,211
Operating income (loss) ......       7,551      14,627      14,009      (32,348)
Net income (loss) ............       1,355       5,963       6,100      (24,254)
Basic and diluted net
income (loss) per share ......         .10        0.43        0.44        (1.76)

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

      Gross profit and selling, general and administrative expenses for the each of the quarters in the year ended January 25, 1997 differ from the amounts previously reported in the Company's Forms 10-Q for such respective periods due to reclassifications relating to capitalized overhead.

SCHEDULE  I

     CONDENSED FINANCIAL INFORMATION OF APS HOLDING CORPORATION
                        (PARENT COMPANY ONLY)
                           (IN THOUSANDS)

BALANCE SHEET:                              JANUARY 31, 1998   JANUARY 25, 1997
                                            ----------------   ----------------
                  ASSETS
Investment in and advances to subsidiary .......$  18,614         $ 114,569
                                                ---------         ---------
                                                $  18,614         $ 114,569
                                                =========         =========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity:
  Class A common stock .........................$     138         $     137
  Additional paid-in capital ...................  155,601           155,363
  Accumulated deficit .......................... (137,005)          (41,712)
  Treasury stock, at cost ......................     (120)             (120)
  Unrealized gain on available-for-sale
    securities .................................     --                 901
                                                ---------         ---------
      Total stockholders' equity ...............   18,614           114,569
                                                ---------         ---------
                                                $  18,614         $ 114,569
                                                =========         =========

                                          YEAR ENDED     YEAR ENDED  YEAR ENDED
                                          JANUARY 31,    JANUARY 25, JANUARY 27,
STATEMENT OF OPERATIONS:                     1998           1997         1996
                                             ----           ----         ----
Equity in income (loss) of
subsidiary ..............................  $(95,168)     $(10,701)     $ 6,956
General and administrative expenses .....      (125)         (135)        (188)
                                           --------      --------      -------
Net income (loss) .......................  $(95,293)     $(10,836)     $ 6,768
                                           ========      ========      =======
STATEMENT OF CASH FLOWS:
Cash flows from operating
 activities:
  Net income (loss) .....................  $(95,293)     $(10,836)     $ 6,768
  Equity in (income) loss of
    subsidiary ..........................    95,168        10,701       (6,956)
                                           --------      --------      -------
  Net cash used in operating
    activities ..........................      (125)         (135)        (188)
                                           ========      ========      =======
Cash flows from investing
 activities:
  Subsidiary payments on behalf of
    parent ..............................       125           135          188
  Investment in subsidiary ..............      (239)         (174)         (44)
                                           --------      --------      -------
  Net cash provided (used) in
    investing activities ................      (114)          (39)         144
                                           ========      ========      =======
Cash flows from financing
 activities:
  Proceeds from issuance of common
    stock ...............................       239           174           44
                                           --------      --------      -------
  Net cash provided by financing
    activities ..........................       239           174           44
                                           --------      --------      -------
Net increase  (decrease) in cash and
  cash equivalents ......................      --            --           --
Cash and cash equivalents at
  beginning of period ...................      --            --           --
                                           --------      --------      -------
Cash and cash equivalents at end of
  period ...............................   $   --         $  --         $ --
                                           ========      ========      =======

See notes to consolidated financial statements of APS Holding Corporation and Subsidiaries.

SCHEDULE   II

                     APS HOLDING CORPORATION AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTS
                                  (IN THOUSANDS)

                                            Balance at                               Balance at
                                            Beginning                                   End
         Description                        of Period     Additions    Deductions(1) of Period
-----------------------------------------------------------------------------------------------
YEAR ENDED January 31, 1998:
   Allowance for Doubtful Accounts          $  11,164     $  12,809    $   5,818    $  18,155
   Deferred Tax Valuation Allowance                 -     $  44,980          -      $  44,980

YEAR ENDED January 25, 1997:
   Allowance for Doubtful Accounts          $   5,048     $   9,472    $   3,356   $   11,164
   Deferred Tax Valuation Allowance                 -             -            -            -

YEAR ENDED January 27, 1996:
   Allowance for Doubtful Accounts          $   2,776     $   4,899(2) $   2,627   $    5,048
   Deferred Tax Valuation Allowance                 -             -            -            -
-----------------------------------------------------------------------------------------------

(1) With regards to the allowance for doubtful accounts, such amounts represents accounts written off net of recoveries.

(2) Includes allowance for doubtful accounts of $1,113 acquired in connection with the PI Acquisition.