Form 10-K/A
period 1998-01-31
APS HOLDING CORPORATION
filed 1998-06-01
CIK 860420

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                Amendment No. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 13,790,110 shares of the Registrant's Class A Common Stock outstanding as of the close of business on May 1, 1998. The aggregate market value of the Registrant's Class A Common Stock held by non-affiliates was $10,664,316 (based upon the price of $1.13 on May 1, 1998 as reported on the OTC bulletin board system).

                  DOCUMENTS INCORPORATED BY REFERENCE - NONE

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Directors of the APS Holding Corporation ("APS Holding") and its subsidiaries (collectively referred to as the "Company") are elected annually and hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. The Company's executive officers serve at the discretion of the Board of Directors.

DIRECTORS

      The following table sets forth, for the nominees, information regarding their names, ages as of May 25, 1998, principal occupations and other directorships in certain companies held by them and the length of continuous service as a director of the Company.

                           PRINCIPAL OCCUPATION AND
      NOMINEES                   DIRECTORSHIPS              AGE  DIRECTOR SINCE
      --------                   -------------              ---  --------------
Hubbard C. Howe       Mr.  Howe served as  President  and   69        1991
                      Chief  Executive   Officer  of  the
                      Company   between  March  1997  and
                      January   1998,    and   has   been
                      Chairman   of  the   Board  of  the
                      Company  since  August  1992.   Mr.
                      Howe was  Chairman of the Board and
                      Chief    Executive    Officer    of
                      Remington   Arms   Company,    Inc.
                      ("RAC")  from  December  1993 until
                      December    1997.    He   currently
                      remains  on the  Board of RAC.  Mr.
                      Howe   is   a   principal   and   a
                      professional  employee  of Clayton,
                      Dubilier  & Rice,  Inc.,  a private
                      investment company ("CD&R"),  and a
                      general   partner   of   Clayton  &
                      Dubilier   Associates   IV  Limited
                      Partnership   ("Associates"),   the
                      general  partner  of the  Clayton &
                      Dubilier  Private  Equity  Fund  IV
                      Limited Partnership,  an investment
                      partnership  managed by CD&R ("Fund
                      IV").  Mr.  Howe is a  Director  of
                      Riverwood             International
                      Corporation,  and its  parents, RIC
                      Holding,    Inc.   and    Riverwood
                      Holding,  Inc., a corporation which
                      is   an   investment    partnership
                      managed  by CD&R in which  CD&R has
                      an investment.

Wiley N. Caldwell     Mr.  Caldwell was President of W.W.  71        1993
                      Grainger,   Inc.,   an   industrial
                      supply company,  from prior to 1991
                      to July 1992 and was a director  of
                      such  company   until  April  1993.
                      Mr.  Caldwell is also a director of
                      Consolidated   Papers,   Inc.   and
                      Kewaunee Scientific Corp.

Michael J. Dubilier   Mr.  Dubilier  was  a  professional  42        1989
                      employee  of  CD&R  from  prior  to
                      1991 until 1994 and is  currently a
                      general  partner  in  Dubilier  CRM
                      Fund   I,  a   private   investment
                      partnership  managed by  Dubilier &
                      Company (not affiliated with CD&R).

Donald J. Gogel       Mr.  Gogel has been a principal  of  49        1989
                      CD&R   from   prior   to  1991  and
                      President  since  1997.  Mr.  Gogel
                      is also a professional  employee of
                      CD&R  and  a  general   partner  of
                      Associates.  Mr.  Gogel  is  also a
                      director of  Turbochef, Inc.

H. Jack Meany         Mr. Meany has been  Chairman of the  75        1990
                      Board,    President    and    Chief
                      Executive  Officer of Farr  Company
                      since  April 1994.  Mr.  Meany is a
                      director    of   BWIP,    Inc.,   a
                      corporation  in which an investment
                      partnership    managed    by   CD&R
                      formerly had an investment.

Jerry K. Myers        Mr. Myers has been  Chairman of the  57        1996
                      Board   of   MEDCOR,   Inc.   since
                      December   1995  and  serves  as  a
                      partner   of   CroBern   Management
                      Partnership.   Prior   to   joining
                      CroBern,  Mr.  Myers was  President
                      and  Chief  Executive   Officer  of
                      Steelcase,  Inc.,  which he  joined
                      prior  to 1991.  Mr.  Myers is also
                      a  director   of   DigiTrace   Care
                      Services, Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the names, ages and present positions of the executive officers of APS Holding as of May 25, 1998.

NAME                     AGE     POSITION
Bettina M. Whyte......... 49     President & Chief Executive Officer
David C. Barbeau......... 50     Senior Vice President
John L. Hendrix.......... 49     Senior Vice President & Chief Financial
                                   Officer
E. Eugene Lauver......... 51     Senior Vice President & Secretary
Charles M. Popik......... 48     Senior Vice President
Michael L. Preston....... 53     Senior Vice President

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

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than 10% of the Class A Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership of such Common Stock. Executive officers, directors and greater than 10% stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms that they file.

      To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended January 31, 1998, except that Forms 5 reporting the grant of options in March 1997 to each of Messrs. Barbeau, Hendrix, Lauver, Preston, Clarence Gabriel, Jr., former Senior Vice President and Ralph Nemeth, former Senior Vice President have not been timely filed.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

      During fiscal 1998, members of the Board of Directors who were not employees of the Company or CD&R ("Non-Employee Directors") received $1,000 for each board meeting attended and an annual retainer of $20,000. The chairman of the Audit Committee and the chairman of the Compensation Committee each received an additional $2,000 annual retainer for chairing such committees. All directors are reimbursed for reasonable travel and lodging expenses incurred to attend meetings.

EXECUTIVE COMPENSATION

      The Summary Compensation Table summarizes the compensation paid to the Company's Chief Executive Officer and each of its four other most highly compensated executive officers (collectively, the "Named Executives") for the previous three fiscal years for the Company and its subsidiaries.

                           SUMMARY COMPENSATION TABLE
                                                                  LONG TERM
                             ANNUAL COMPENSATION                 COMPENSATION
                             -------------------                 ------------
                        FISCAL
                         YEAR                                       SECURITIES    ALL OTHER
       NAME AND         ENDING    SALARY    BONUS     OTHER ANNUAL  UNDERLYING   COMPENSATION
  PRINCIPAL POSITION    JANUARY   ($)(1)     ($)      COMPENSATION  OPTIONS(#)      ($)(2)
  ------------------    -------   ------    -----     ------------  ----------      ------
Mark S. Hoffman (3)        1998  $ 87,692      -0-       $  1,920       -0-     $717,020(4)
President & Chief          1997   360,000      -0-         11,520     2,000           4,292
Executive Officer          1996   354,375      -0-         11,520    16,155           4,755

Michael L. Preston         1998   183,000  $30,000          8,940    10,000          18,334
Senior Vice President      1997   182,500   81,012          8,940     2,000           3,133
                           1996   176,375   65,512          8,940     8,340           4,691

David C. Barbeau           1998   188,500   37,800          8,940    10,000          19,523
Senior Vice President      1997   182,500   90,138          8,910     2,000           3,039
                           1996   176,375   72,350          8,940     8,460           3,536

Clarence Gabriel, Jr.      1998   140,308  150,000(11) 191,463(7)    10,000             -0-
Senior Vice President (5)  1997    53,846   74,000      21,513(9)       -0-             -0-
                           1996       -0-      -0-            -0-       -0-             -0-

Ralph Nemeth               1998   202,750   28,420      76,921(8)    10,000             -0-
Senior Vice President(6)   1997    67,436   50,000     68,472(10)       -0-             -0-
                           1996       -0-      -0-            -0-       -0-             -0-

(1) Includes, where applicable, amounts electively deferred by each Named Executive under the APS, Inc. Partnership Plan (the "Savings Plan") and the APS, Inc. Executive 401(k) Deferral Plan (the "Deferral Plan").
(2) Amounts listed in this column represent the Company's contributions to the Savings Plan and the Deferral Plan (exclusive of amounts deferred at the election of the Named Executive) on behalf of the Named Executive, and premium for up to $50,000 of life insurance as well as distributions from the Deferral Plan to the Named Executive.
(3) Mr. Hoffman resigned his position as President and Chief Executive Officer effective March 3, 1997. Mr. Howe became President and Chief Executive Officer on March 3, 1997 and resigned those positions on January 18, 1998. Mr. Howe was not compensated by the Company for such services.
(4)   Includes stock appreciation rights exercised May 28, 1997.
(5)   Mr. Gabriel joined APS, Inc. October 28, 1996 and resigned September 26,
      1997.
(6)   Mr. Nemeth joined APS, Inc. September 30, 1996 and resigned April 3, 1998.
(7)   Includes relocation expense of $185,670.92.
(8)   Includes relocation expense of $67,920.61.
(9)   Includes relocation expense of $19,090.55.
(10)  Includes relocation expense of $65,471.62.
(11)  Amount represents payment made in connection with termination.

OPTION GRANTS

      The following table contains information concerning the grant of stock options under the Company's 1993 Stock Option Plan and the 1990 Stock Option Plan to the Named Executives during the Company's last fiscal year.

                                          % OF TOTAL
                            NUMBER OF       OPTIONS
                           SECURITIES     GRANTED TO
                           UNDERLYING     EMPLOYEE IN   EXERCISE                       POTENTIAL REALIZABLE VALUE AT ASSUMED
                             OPTIONS     FISCAL YEAR    PRICE                               ANNUAL RATES OF STOCK PRICE
          NAME             GRANTED (#)       1998         ($/SH)    EXPIRATION DATE      APPRECIATION FOR OPTION TERM (1)
          ----             -----------       ----         ------               ----      --------------------------------
                                                                                       0%($)        5%($)          10%($)
                                                                                       -----        -----          ------
Mark S. Hoffman                     -0-            -0-         -0-              -0-         -0-          -0-               -0-

Michael L. Preston               10,000            4.0        9.87    Mar. 25, 2007         -0-      $62,072          $157,302

David C. Barbeau                 10,000            4.0        9.87    Mar. 25, 2007         -0-       62,072           157,302

Clarence Gabriel, Jr.            30,000           11.9        9.87    Dec. 25, 1997         -0-          -0-               -0-

Ralph Nemeth                     30,000           11.9        9.87    Jul. 02, 1998         -0-          -0-               -0-

(1) The amounts shown under these columns are the result of calculations at 0% and at the 5% and 10% rates required by the Securities and Exchange Commission and are not intended to forecast future appreciation of the Company's stock price.

STOCK OPTION EXERCISES AND FISCAL YEAR-END VALUES

      The following table sets forth certain information concerning the value of unexercised options held by each of the Named Executives at January 31, 1998. None of the Named Executives exercised any stock options in fiscal year 1997. (Stock appreciation rights were exercised as set forth in Note 4 to the Summary Compensation Table.)

                       NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                      UNDERLYING UNEXERCISED              IN-THE-MONEY
                   OPTIONS AT JANUARY 31, 1998    OPTIONS AT JANUARY 31, 1998
                               (#)                           ($)(1)
                  --------------------------------------------------------------
                    EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE

Mark S. Hoffman         -0-            -0-             -0-            -0-
Michael L. Preston    13,663          27,060           -0-            -0-
David C. Barbeau      13,663          27,060           -0-            -0-
Clarence Gabriel, Jr.   -0-            -0-             -0-            -0-
Ralph Nemeth           6,666          23,334           -0-            -0-


(1) The closing price on the NASDAQ National Market for the Class A common stock on the last business day in fiscal year ending January 31, 1998 was $.938, which was less than the exercise prices of such options, and the Company's Chapter 11 filing was made on February 2, 1998.

PENSION PLANS

      The following table shows the estimated annual benefits payable to hypothetical participants who are entitled to the maximum benefits under the A.P.S., Inc. Employee's Retirement Plan, a tax-qualified non-contributory defined benefit plan maintained by the Company (the "Pension Plan"), in the compensation and years-of-service categories indicated in the table upon retirement at normal retirement age (65 years of age) and without regard to the maximum limitations on such benefit imposed under the Internal Revenue Code. The amounts shown are based upon the assumption that such benefits will be paid in the form of a straight-life annuity.

                              PENSION PLAN TABLE
                      YEARS OF SERVICE AT OCTOBER 1, 1992

   ANNUALIZED          10              20             25              30
    AVERAGE         YEARS OF        YEARS OF       YEARS OF        YEARS OF
   FINAL PAY         SERVICE        SERVICE         SERVICE         SERVICE
   ---------         -------        -------         -------         -------
   $ 50,000         $ 6,356          $12,711       $ 15,889        $ 19,067
     75,000          10,106           20,211         25,264          30,317
    100,000          13,856           27,711         34,639          41,567
    125,000          17,606           35,211         44,014          52,817
    150,000          21,356           42,711         53,389          64,067
    175,000          25,106           50,211         62,764          75,317
    200,000          28,856           57,711         72,139          86,567
    225,000          32,606           65,211         81,514          98,817

      The Pension Plan provides retirement benefits based on an employee's years of service and such employee's average annual earnings (subject to a maximum of $200,000 annually, as adjusted by the Internal Revenue Service for cost of living increases after 1989) for the 60 highest consecutive months' compensation during the 120 months prior to retirement (and if the employee has been employed less than five years, the average of compensation during all months employed). Annual earnings include principally salary, overtime and certain bonus or incentive compensation awards, excluding deferred compensation, fringe benefits and other special pay.

      Effective October 1, 1992, benefits under the Pension Plan were frozen by amendments providing that no additional credit for service or increase in covered compensation would accrue under the Plan. Participants in the Pension Plan became fully vested in their accrued benefit on that date.

      At October 1, 1992, the credited years of service and the average annual earnings under the Pension Plan of the Named Executives were as follows:

                                YEARS OF SERVICE       AVERAGE ANNUAL EARNINGS

Mark S. Hoffman                       ----                      ----
Michael L. Preston             23 years 6 months              $ 173,180
David C. Barbeau                2 years 4 months                151,733
Clarence Gabriel, Jr.                 ----                      ----
Ralph Nemeth                          ----                      ----

SEVERANCE POLICY

      The Company has established a written severance policy for the benefit of eligible salaried and hourly employees whose employment terminates as a result of one of the reasons enumerated in the written severance policy. Eligible employees receive severance pay based on a formula which takes into account years of service and the base compensation of the employee at the time of termination. The maximum amount of severance pay an employee may receive is 26 weeks' salary. An employee's salary for these purposes includes his base pay and excludes shift premiums, overtime, bonuses, commissions or other allowances.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information as of May 25, 1998 (unless otherwise noted) as to the beneficial ownership of Class A Common Stock by (i) each person known by the Company to own beneficially five percent or more of its outstanding Class A Common Stock, (ii) each of the nominees for director,
(iii) the Company's Chief Executive Officer for the 1998 fiscal year and each of the Company's other four most highly compensated executive officers for such year and (iv) all current directors and executive officers as a group, based on 13,783,873 shares of Class A Common Stock outstanding on such date. Such information includes all options which will vest within 60 days of such date. Each beneficial owner has sole voting and investment power in the respect to the listed shares unless otherwise indicated.

                                                     AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                             BENEFICIAL OWNERSHIP      PERCENTAGE OF CLASS
------------------------                             --------------------      -------------------
The Clayton & Dubilier Private Equity Fund IV
Limited Partnership (1)                                   4,119,298                   30.0
Donald J. Gogel (2)                                       4,119,298(2)                30.0
Hubbard C. Howe (2)(3)                                    4,126,316(2)(3)             30.0
Wiley Caldwell                                               14,035                     *
Michael J. Dubilier                                          15,000                     *
H. Jack Meany                                                18,385                     *
Jerry K. Myers                                                4,000                     *
David C. Barbeau (4)(5)                                      55,491                     *
Michael L. Preston (4)(5)                                    52,119                     *
All executive officers and directors as a group
                (11 persons(4)(5)(6))                     4,283,277                   31.2

 *    Less than 1.0%

(1) The address of The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("Fund IV") is 270 Greenwich Avenue, Greenwich, Connecticut 06830. Fund IV is an investment partnership, the general partner of which is Associates. The general partners of Associates are Joseph L. Rice, III, Alberto Cribiore, Donald J. Gogel, B. Charles Ames, William A. Barbe, Leon
      J. Hendrix, Jr., Andrall E. Pearson and Hubbard C. Howe. Such general partners share investment discretion with respect to securities held by Fund IV, but disclaim beneficial ownership thereof. The information is based on Amendment No. 1 to Schedule 13G of Fund IV, Associates and its general partners dated February 28, 1995, filed with the Securities and Exchange Commission (the "Commission").

(2) Includes 4,119,298 shares owned by Fund IV as to which Messrs. Gogel and Howe share investment discretion but disclaim beneficial ownership.

(3) 7,018 of these shares are held by Gene S. Howe, the wife of Hubbard C. Howe. Mr. Howe disclaims beneficial ownership of the shares held by Mrs. Howe.

(4) Includes shares that the officers have a night to purchase within 60 days pursuant to stock options as follows: Mr. Barbeau - 26,139; Mr. Preston - 26,067; and three other executive officers - 28,219.

(5) The Company has financed a portion of the purchase price of 21,052 shares for each of Messrs. Barbeau, Lauver and Preston, and the officers have pledged such shares to the Company as collateral for such financing. See "Certain Relationships and Related Transactions."

(6)   Includes shares attributed to Messrs. Gogel and Howe. See notes (2) and
      (3) above. All current executive officers and directors as a group hold options which have vested within 60 days after May 25, 1998, to purchase 80,425 shares of Class A Common Stock, and which have been included in the beneficial ownership figures for all executive officers and directors as a group. No additional options will vest within 60 days after such date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In November 1990, each of Messrs. Barbeau, Lauver and Preston purchased 21,052 shares of Class A Common Stock from the Company and financed a portion of the purchase price through bank loans guaranteed by the Company. In December 1997, the Company paid such bank loans, and the officers became obligated to repay such amounts to the Company. The outstanding principal amounts of such loans, which are secured by a pledge by the officers of such shares, are $87,918 for Mr. Barbeau, $103,944 for Mr. Lauver and $100,939 for Mr. Preston. Such loans are payable in annual installments beginning December 8, 2000 and ending December 8, 2002 and bear interest at the prime commercial rate from time to time charged by a commercial bank.

      CD&R, of which each of Messrs. Gogel and Howe is a principal and employee, was paid a management fee by the Company of $300,000 for the fiscal year ended in 1998, for financial advisory and management consulting services.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          APS HOLDING CORPORATION

Date:  June 1, 1998                       By: /s/ JOHN L. HENDRIX
                                          John L. Hendrix, Senior Vice President
                                          and Chief Financial Officer