Form 10-Q
period 1998-04-25
APS HOLDING CORPORATION
filed 1998-06-10
CIK 860420

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended April 25, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 13,790,110 shares of the Registrant's Class A Common Stock outstanding as of the close of business on June 1,1998. There were no shares outstanding of the Registrant's Class B Common Stock.

                           APS HOLDING CORPORATION
                     (OPERATING AS DEBTOR-IN-POSSESSION)

                                                                      PAGE
                                                                     NUMBER
PART I.  FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements and Notes                 3

   Item 2.  Management's  Discussion  and Analysis of
            Financial  Condition and Results of Operations             11

   Item 3.  Defaults Upon Senior Securities                            17

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                           18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                            APS HOLDING CORPORATION
                     (OPERATING AS DEBTOR-IN-POSSESSION)

                         CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)
                                                 APRIL 25, 1998  JANUARY 31,1998
                                                 --------------  ---------------
                     ASSETS                       (UNAUDITED)
Current assets:
  Cash and cash equivalents ....................  $   7,098          $   4,574
  Accounts and notes receivable,  less allowance
   of $18,178 and $18,155 ......................    104,188             99,223
  Inventories ..................................    251,408            253,394
  Prepaid expenses and other current assets ....     33,222             20,071
                                                  ---------          ---------

        Total current assets ...................    395,916            377,262

Property and equipment, less accumulated
depreciation of $37,298 and $35,701 ............     41,738             41,054
Notes receivable, less current portion .........     21,240             21,497
Intangible assets, net .........................     32,003             32,499
Deferred costs and other assets ................     12,404             14,599
                                                  ---------          ---------
                                                  $ 503,301          $ 486,911
                                                  =========          =========
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Book overdrafts ..............................  $   9,442          $    --
  Current maturities of long-term debt .........    250,134            328,034
  Accounts payable .............................      3,752             87,964
  Accrued liabilities ..........................     39,309             48,255
                                                  ---------          ---------

        Total current liabilities ..............    302,637            464,253
                                                  -----------       ----------

Long-term debt, less current maturities ........      1,163              1,207
Deferred income and other liabilities ..........      2,752              2,837
                                                  ---------          ---------
        Total long-term liabilities ............      3,915              4,044
                                                  ---------          ---------

Liabilities  subject  to  settlement  under  the
reorganization case ............................    199,691               --
                                                  -----------       ----------

Commitments and contingencies (Note 6) .........       --                 --
Redeemable preferred stock .....................       --                 --

Stockholders' equity:
  Class A common stock .........................        138                138
  Class B common stock .........................       --                 --
  Additional paid-in capital ...................    155,601            155,601
  Accumulated deficit ..........................   (158,543)          (137,005)
  Treasury stock, at cost ......................       (120)              (120)
  Unrealized loss on available-for-sale
   securities ..................................        (18)              --
                                                  ---------          ---------
        Total stockholders' equity (deficit) ...     (2,942)            18,614
                                                  ---------          ---------
                                                  $ 503,301          $ 486,911
                                                  =========          =========

   The accompanying notes are an integral part of the consolidated financial statements.

                             APS HOLDING CORPORATION
                       (OPERATING AS DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 (UNAUDITED)


                                               THREE MONTHS       THREE MONTHS
                                                   ENDED             ENDED
                                              APRIL 25, 1998     APRIL 25, 1997
                                              --------------     --------------
Net sales ....................................... $ 161,754        $ 211,743
Cost of goods sold ..............................   113,784          140,000
                                                  ---------        ---------

     Gross profit ...............................    47,970           71,743

Selling, general and administrative expenses ....    59,242           67,275
Reorganization expenses .........................     3,320             --
Asset impairment and restructuring charge .......     2,420             --
                                                  ---------        ---------
     Operating income (loss) ....................   (17,012)           4,468

Interest income .................................       916            1,265
Other income ....................................        50               50
                                                  ---------        ---------
    Income (loss) before interest expense and
      income taxes ..............................   (16,046)           5,783

Interest expense ................................     5,457            7,317
                                                  ---------        ---------
     Income (loss) before income taxes ..........   (21,503)          (1,534)

Income tax provision (benefit) ..................        35             (598)
                                                  ---------        ---------
    Net loss .................................... $ (21,538)       $    (936)
                                                  =========        =========
Basic and Diluted loss per share ................ $   (1.56)       $   (0.07)

Basic weighted average shares outstanding .......    13,790           13,769
Dilutive impact of stock options ................      --               --
                                                  ---------        ---------
Dilutive weighted average shares outstanding ....    13,790           13,769
                                                  =========        =========

        The accompanying notes are an integral part of the consolidated financial statements.

                             APS HOLDING CORPORATION
                       (OPERATING AS DEBTOR-IN-POSSESSION)

                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 25, 1998


                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                                                  TOTAL
                                     CLASS A          ADDITIONAL       ACCUM-        TREASURY                  STOCKHOLDERS'
                                  COMMON STOCK          PAID-IN        ULATED          STOCK,    UNREALIZED       EQUITY
                               SHARES      AMOUNT       CAPITAL        DEFICIT        AT COST    GAIN (LOSS)     (DEFICIT)
                               ------      ------       -------        -------        -------    -----------     ---------

Balance at beginning
  of period ................   13,790       $138       $155,601       $(137,005)       ($120)       $  0        $ 18,614

Unrealized gain
  (loss) on
  available-for-sale
  securities ...............      --          --            --              --           --           (18)            (18)

Net loss for the
  period ...................      --          --            --           (21,538)        --           --          (21,538)
                               ------       ----       --------       ---------        -----        ----        --------

Balance at April 25, 1998 ..   13,790       $138       $155,601       $(158,543)       $(120)       $(18)       $ (2,942)
                               ======       ====       ========       =========        =====        ====        ========


         The accompanying notes are an integral part of the consolidated financial statements.

                             APS HOLDING CORPORATION
                       (OPERATING AS DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)
                                                   THREE MONTHS   THREE MONTHS
                                                       ENDED          ENDED
                                                 APRIL 25, 1998   APRIL 25, 1997
                                                 --------------   --------------
Cash flows from operating activities:
   Net loss .......................................  $(21,538)        $   (936)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
   Reorganization cost ............................     3,320             --
   Provision for asset impairment and
     restructuring charges ........................     2,420             --
   Inventory writedown ............................     1,122             --
   Depreciation and amortization ..................     3,241            3,142
   Amortization of debt issuance costs ............       197              295
   Provision for bad debts ........................     2,390              318
   Income from supply agreement ...................       (50)             (50)
   Deferred income taxes ..........................      --               (585)
   Changes in working capital, net of liabilities
     subject to settlement under the
     reorganization case ..........................   (19,363)            (431)
                                                     --------         --------
   Net cash (used in) provided by operating
     activities ...................................   (28,261)           1,753
                                                     --------         --------

Cash flows from investing activities:
   Investment in notes receivable .................      (437)          (2,275)
   Proceeds from repayment of notes receivable ....       719            1,676
   Business acquisitions, net of cash acquired ....      --               (543)
   Capital expenditures ...........................      (995)          (1,961)
                                                     --------         --------
        Net cash used in investing activities .....      (713)          (3,103)
                                                     --------         --------
Cash flows from financing activities:
   Change in book overdrafts ......................     9,442           (1,000)
   Borrowings under revolving credit agreement ....    59,200            9,500
   Repayments under revolving credit agreement ....   (37,100)          (4,300)
   Retirement of long-term debt ...................       (44)          (3,818)
   Exercise of stock options ......................      --                156
                                                     --------         --------
        Net cash provided by financing
          activities ..............................    31,498              538
                                                     --------         --------
Net increase (decrease) in cash and cash
  equivalents .....................................     2,524             (812)
Cash and cash equivalents at beginning of
  period ..........................................     4,574           13,370
                                                     --------         --------
Cash and cash equivalents at end of period ........  $  7,098         $ 12,558
                                                     ========         ========
Supplemental disclosures:
     Cash paid for interest .......................  $  4,152         $  3,842
                                                     ========         ========
     Cash (refunded) paid for income taxes ........  $   (439)        $     30
                                                     ========         ========

         The accompanying notes are an integral part of the consolidated financial statements.

                             APS HOLDING CORPORATION
                       (OPERATING AS DEBTOR-IN-POSSESSION)

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

      The principal categories of claims classified as "Liabilities subject to settlement under the reorganization case" are identified below (in thousands):

Subordinated notes and interest....................  $106,267
Accounts Payable...................................    93,424
                                                     --------
                                                     $199,691
                                                     ========

      Reorganization expenses, which primarily represent professional fees, incurred during the quarter ended April 25, 1998 totaled approximately $3.3 million. Cash paid for these professional fees during the quarter ended April 25, 1998 was approximately $1.0 million.

2.  BASIS OF PRESENTATION:

       The consolidated balance sheet of the Company at January 31, 1998 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at April 25, 1998, the consolidated statements of operations for the three months ended April 25, 1998 and 1997, the consolidated statement of changes in stockholders' equity for the three months ended April 25, 1998 and the consolidated statements of cash flows for the three months ended April 25, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months ended April 25, 1998 are not necessarily indicative of the operating results for a full year or of future operations.

       Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

       Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Such reclassifications did not affect net income, stockholders' equity or cash flows for any period.

3.  NEW ACCOUNTING PRINCIPLES:

       The Company will adopt SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," no later than the fourth quarter of Fiscal Year 1999. SFAS No. 131 establishes standards for the manner in which public business enterprises report selected information about operating segments.

       The Company will adopt the disclosure requirements of SFAS No. 132, "EMPLOYER'S DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS", in the fourth quarter of Fiscal Year 1999. SFAS No. 132 revises disclosure requirements for pension and postretirement benefit plans so as to standardize certain disclosures and eliminate certain other disclosures no longer deemed useful. SFAS No. 132 does not change the measurement or recognition criteria for such plans.

4.  ASSET IMPAIRMENT AND RESTRUCTURING CHARGES:

       During the quarter ended April 25, 1998, the Company began to develop a multi-year business plan as required by the covenants of its Debtor-in-Possession (DIP) Financing Facility. In conjunction with such plan, the Company closed 2 Distribution Centers, 12 ISWs and 20 Big-A Company-owned stores during the quarter ended April 25, 1998. Aggregate revenue from such facilities was approximately $6.2 million during the quarter ended April 25, 1998, compared to approximately $9.6 million in the corresponding period of the prior fiscal year. Aggregate losses before income taxes and after overhead allocations from such facilities were approximately $1.0 million for the quarter ended April 25, 1998, compared to approximately $.5 million in the corresponding period of the prior fiscal year. As a result of such program, during the quarter ended April 25, 1998, the Company recorded a restructuring charge of approximately $2.4 million. Such charge consisted of approximately $.3 million of employee severance benefits related to personnel reductions of approximately 190 employees (primarily field staff employees), approximately $1.3 million for future lease and related obligations and approximately $.8 million for costs to close the facilities. In addition, in connection with such restructuring program, approximately $1.1 million was charged to cost of goods sold during the quarter ended April 25, 1998 for inventory write-offs expected in connection with such facility closures and approximately $.5 million was charged to selling, general, and administrative expenses for incremental bad debt expected with such closures.

      The Company plans to close a minimum of 100 Big-A Company-owned stores and ISWs during the second quarter ending July 25, 1998. The Company expects to incur charges between $11.0 and $16.0 million in relation to these closures during the quarter ending July 25, 1998.

       The Company's financial statements at April 25, 1998 also include liabilities and reserves in the aggregate amount of $.8 million for costs related to the closure and consolidation of certain facilities during the quarter ended July 25, 1997. During the quarter ended April 25, 1998, approximately $1.9 million of costs were charged to the liabilities and reserves.

       The Company's financial statements at April 25, 1998 also include liabilities and reserves in the aggregate amount of $2.9 million for costs related to the closure and consolidation of certain facilities and administrative functions pursuant to programs of rationalization implemented by the Company during the fiscal year ended January 27, 1996 in connection with the PI Acquisition. The Company attained a majority of the program's objectives during the year ended January 25, 1997 and expects final completion of such programs during the Fiscal Year 1999. During the quarter ended April 25, 1998, the Company charged approximately $.1 million against such liability and reserves.

5. DEBTOR IN POSSESSION FINANCING AND SENIOR SUBORDINATED NOTES:

On February 2, 1998, the Bankruptcy Court gave approval on an interim basis for $45 million of a $100 million DIP financing facility ("DIP Financing") with a syndicate of bank lenders led by The Chase Manhattan Bank ("Senior Lenders"). On February 26, 1998, the Bankruptcy Court gave final approval to the facility. The amount of new loans that may be outstanding at any time may not exceed a maximum that varies from month to month ranging from $40 million to $65 million (exclusive of letters of credit).

The DIP financing approved by the Bankruptcy Court is provided for in a new Revolving Credit, Term Loan, Guarantee Agreement ("DIP Financing Facility"). The DIP Financing Facility includes the new DIP financing referred to above ("Tranche A") and approximately $227.6 million of borrowings that were outstanding under the previous revolving credit facility and term loan facilities ("Previous Bank Credit Agreement"), which were refinanced in the amount of $227.6 million ("Tranche B") and combined with the new DIP Financing Facility into a single post-filing date facility. Borrowing availability under the DIP Financing Facility at April 25, 1998 was approximately $29.5 million. At April 25, 1998, $249.7 million is classified as a current liability. The Tranche A loans are available on a revolving loan basis, and the Tranche A facility includes a $20 million sub-facility for letters of credit, subject to certain restrictions. The DIP Financing Facility has a superpriority administrative claim as well as a first priority security interest in and lien upon all of the Company's assets. The Tranche A and B borrowings bear interest at the Company's option of either the bank agent's stated base rate plus a margin of 1.5% or at LIBOR plus a margin of 2.5% for Tranche A borrowings or 2.75% for Tranche B borrowings. The weighted average interest rate borne by the DIP Financing Facility was 9.09% as of April 25, 1998. The DIP Financing Facility has a final maturity date of January 31, 1999 and includes various covenants and restrictions on the Company and its business. While the Company has been in compliance with its covenants through the date of this filing, as a result of the continuation of unfavorable operational conditions, the Company is currently seeking modification or waiver of certain of its bank covenants. If the banks should not agree to any such modifications or waiver, the Company would be in default under the DIP Financing Facility. If such modifications were not made or if any such default were not waived, the Company might have to pursue a sale or orderly liquidation of its business.

While operating during the Chapter 11 Proceedings, the Company is stayed from paying interest except on certain debts as authorized by the Bankruptcy Court. During such time as the Company is operating under Chapter 11, it will only report interest expense to the extent that such interest will be paid during the Chapter 11 Proceedings at the direction of the Bankruptcy Court. The amount of interest in conjunction with its $100 million Senior Subordinated Notes which has not been accrued as a result of the Chapter 11 Proceedings amounted to approximately $2.9 million for the three month period ending April 25, 1998.

6.  LITIGATION:

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

7.  COMPREHENSIVE INCOME:

       The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", in the first quarter of the year ended January 30, 1999 ("Fiscal Year 1999"). SFAS No. 130 requires companies to disclose comprehensive income separately of net income from operations. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.
      Comprehensive income for the three months ended April 25, 1998 and 1997 consists of the following (in thousands):

                                                 FOR THE THREE
                                                     MONTHS
                                                 ENDED APRIL 25,
                                                 ---------------
                                                  1998     1997
                                                  ----     ----
                                                  (Unaudited)

             Net Loss......................... $(21,538)   $(936)
             Unrealized (losses) gains on
               investments....................        (18)      71
                                               ---------   ------
             Comprehensive loss .............. $(21,556)   $(865)
                                               =========   ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Since its initial public offering in 1993, the Company pursued aggressive acquisition and Installers Service Warehouses ("ISW") expansion programs in order to obtain increased market share. These programs consumed significant financial resources and resulted in the Company becoming highly leveraged. The Company had attempted to address these problems, particularly early during fiscal 1998, by closing unprofitable locations, reducing headcount and reducing inventory. Notwithstanding these initiatives, however, these problems, in conjunction with competitive pressures in the industry, shrinking cash flow, and large debt payments, led the Company to file a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the District of Delaware on February 2, 1998. The Company is presently operating its business as a debtor in possession in such proceedings (the "Chapter 11 Proceedings").

RESULTS OF OPERATIONS

      Presented below is a summary of unaudited financial operating information for the three months ended April 25, 1998 and 1997 (dollars in thousands):

                                    THREE MONTHS            THREE MONTHS
                                        ENDED                   ENDED
                                     APRIL 25,1998    %    APRIL 25, 1997   %
                                     -------------    -    --------------   -

Net sales ............................$ 161,754     100.0   $ 211,743     100.0
Cost of goods sold ...................  113,784      70.3     140,000      66.1
Gross profit .........................   47,970      29.7      71,743      33.9
Selling, general and
administrative expenses ..............   59,242      36.6      67,275      31.8
Reorganization expenses ..............    3,320       2.0        --        --
Asset impairment and  restructuring
charge ...............................    2,420       1.5        --        --
Operating  (loss) income .............  (17,012)    (10.5)      4,468       2.1
Net loss .............................  (21,538)    (13.3)       (936)     (0.4)


FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

      Net sales for the three months ended April 25, 1998 decreased $50.0 million or 23.6% from the corresponding period of the prior fiscal year. Such decrease was primarily attributable to facility closures and one less week included in Fiscal Year 1999 operating results as well as a decrease in sales from the Company's traditional businesses (i.e. distribution centers and Big-A Company-owned stores). The Company's store divisions same store sales decreased 19.2% due to continuing general softness in demand for the Company's products, increasing competitive pressures, and effects of the Chapter 11 Proceedings.

      Cost of goods sold consists primarily of the purchase cost of products sold. Cost of goods sold for the three months ended April 25, 1998, decreased $26.2 million or 18.7% from the corresponding period of the prior fiscal year. The dollar decrease in cost of goods sold principally resulted from the decrease in sales discussed above. In addition, as a result of the Chapter 11 Proceedings, a number of vendors reduced the amounts of cash discounts offered to the Company in conjunction with purchases made during the quarter ended April 25, 1998. Cost of goods sold as a percentage of net sales for the three months ended April 25, 1998 increased compared to that of the corresponding period of the prior year due to the reduction in cash discounts offered to the Company by a number of vendors, a change in the Company's sales mix between stores and the distribution centers and a lower gross margin in all of the Company's businesses due to the effects of the Chapter 11 Proceedings, general softness in demand for the Company's products and increasing competitive pressures. In addition, cost of goods sold for the three months ended April 25, 1998, includes a charge of approximately $1.1 million for inventory write-offs expected in connection with facility closures.

      Selling, general and administrative expenses, which include depreciation and amortization, for the three months ended April 25, 1998 decreased $8.0 million or 11.9% compared to the corresponding period of the prior year. The dollar decrease in selling, general and administrative expenses resulted from the decline in sales discussed above offset by an increase in both bad debt expense and Year 2000 system expenses. Selling, general and administrative expenses for the three months ended April 25, 1998 as a percentage of sales increased over the corresponding period of the prior year due to Year 2000 system expenses, increased bad debt expense, and the impact that fixed costs were not reduced in proportion to the reduction in sales. In addition, selling, general and administrative expenses for the three months ended April 25, 1998 includes a charge of approximately $.5 million in connection with facility closures.

      During the quarter ended April 25, 1998, the Company began to develop a multi-year business plan as required by the covenants of the DIP Financing Facility. In conjunction with such plan, the Company closed 2 Distribution Centers, 12 ISW's and 20 Big-A Company-owned stores during the quarter ended April 25, 1998. As a result of such program, during the quarter ended April 25, 1998, the Company recorded a restructuring charge of approximately $2.4 million. Such charge consisted of approximately $.3 million of employee severance benefits related to personnel reductions of approximately 190 employees (primarily field staff employees), approximately $1.3 million for future lease and related obligations and approximately $.8 million for costs to close the facilities. In addition, in connection with such restructuring program, approximately $1.1 million was charged to cost of goods sold during the quarter ended April 25, 1998 for inventory write-offs expected in connection with facility closures and approximately $.5 million was charged to selling, general, and administrative expenses for incremental bad debt expected with such closures.

      Operating loss for the three months ended April 25,1998 is approximately $17.0 million (10.5% of net sales) compared to operating income of $4.5 million (2.1% of net sales) in the corresponding period of the prior year. The decrease is primarily due to the factors discussed above.

      Interest expense for the three months ended April 25, 1998 was $5.5 million (3.4% of net sales) compared to $7.3 million (3.5% of net sales) for the corresponding period of the prior year. The decrease is primarily due to the Company's stay from paying interest on $100 million in subordinated debt during the Chapter 11 Proceedings. The amount of interest which has not been accrued as a result of the Chapter 11 Proceedings is approximately $2.9 million for the three months period ending April 25, 1998.

      Income taxes for the three months ended April 25, 1998 were a provision of $35,000, compared to an income tax benefit of $0.6 million for the corresponding period of the prior year.

      Net loss for the three months ended April 25, 1998 was $21.5 million compared to a net loss of $0.9 million for the corresponding period of the prior year. The increase in net loss was primarily a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      CHAPTER 11 PROCEEDINGS. The matters described under this caption "Liquidity and Capital Resources", to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Proceedings. Those proceedings will involve, or result in, various restrictions on the Company's activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business. In particular, many vendors are providing less favorable terms than those existing prior to the Chapter 11 Proceedings and the Company's key vendors, representing a majority of the Company's annual purchases, are requiring cash payments. These less favorable terms include shortening, and in some cases, elimination of payment terms and reduction in various other purchasing conditions and support. While the Company will seek to obtain more advantageous terms as the proceedings progress, there can be no assurance that it will be successful in this regard.

      CASH FLOWS. For the three months ended April 25, 1998, operating activities utilized net cash of approximately $28.3 million, resulting from an $8.8 million net loss as adjusted for non-cash items. Investing activities utilized $.7 million of cash, principally consisting of capital expenditures. Financing activities provided $31.5 million of cash, primarily from borrowings under revolving credit agreement.

      For three months ended April 25, 1997, operating activities provided net cash of approximately $1.8 million, due primarily to increases in accounts payable and decreases in prepaid expenses, offset in part by increases in accounts receivable and decreases in accrued liabilities. Investing activities utilized $3.1 million of cash, principally consisting of capital expenditures and investments of customer notes receivable. Financing activities provided $0.5 million of cash, primarily from increased long-term borrowings.

      WORKING CAPITAL. Working capital, (which excludes liabilities subject to settlement under the reorganization case) at April 25, 1998, was $93.3 million, including $7.1 million in cash and cash equivalents, compared to a working capital deficit of $87.0 million at January 31, 1998, including $4.6 million of cash and cash equivalents. The $180.3 million increase in working capital is due to $199.7 million being reclassified from pre-petition liabilities to "Liabilities subject to settlement under the reorganization case" offset by $19.4 million of changes in working capital. In addition, the $19.4 million change in working capital is principally due to prepayments required by vendors in association with inventory purchases made during the Chapter 11 Proceedings.

       DEBTOR IN POSSESSION FINANCING. On February 2, 1998, the Bankruptcy Court gave approval on an interim basis for $45 million of a $100 million DIP financing facility ("DIP Financing") with a syndicate of bank lenders led by The Chase Manhattan Bank ("Senior Lenders"). On February 26, 1998, the Bankruptcy Court gave final approval to the facility. The amount of new loans that may be outstanding at any time may not exceed a maximum that varies from month to month, ranging from $40 million to $65 million (exclusive of letters of credit).

The DIP financing approved by the Bankruptcy Court is provided for in a new Revolving Credit, Term Loan and Guarantee Agreement ("DIP Financing Facility"). The DIP Financing Facility includes the new DIP financing referred to above ("Tranche A") and approximately $227.6 million of borrowings that were outstanding under the previous revolving credit facility and term loan facilities ("Previous Bank Credit Agreement") which were refinanced in the amount of $227.6 million ("Tranche B") and combined with the new DIP Financing Facility into a single post-filing date facility. At April 25, 1998, $249.7 million is classified as a current liability. Borrowing availability under the DIP Financing Facility at April 25, 1998 was approximately $29.5 million. The Tranche A loans are available on a revolving loan basis, and the Tranche A facility includes a $20 million sub-facility for letters of credit, subject to certain restrictions. The DIP Financing Facility has a superpriority administrative claim as well as first priority security interest in and lien upon all of the Company's assets. The Tranche A and B borrowings bear interest at the Company's option of either the bank agent's stated base rate plus a margin of 1.5% or at LIBOR plus a margin of 2.5% for Tranche A borrowings or 2.75% for Tranche B borrowings. The weighted average interest rate borne by the DIP Financing Facility was 9.09% as of April 25, 1998. The DIP Financing Facility has a final maturity date of January 31, 1999 and includes various covenants and restrictions on the Company and its business. While the Company has been in compliance with its covenants through the date of this filing, as a result of the continuation of unfavorable operational conditions the Company is currently seeking modification or waiver of certain of its bank covenants. If the banks should not agree to any such modifications or waiver the Company would be in default under the DIP Financing Facility. If such modifications were not made or if any such default were not waived, the Company might have to pursue a sale or orderly liquidation of its business.

      CAPITAL EXPENDITURES AND ACQUISITIONS. Capital expenditures, excluding new business acquisitions, for both the three months ended April 25, 1998 and April 25, 1997 were approximately $1.0 million and $2.0 million, respectively. Capital expenditures for Fiscal Year 1999 are limited to $7.8 million by the covenant requirements of the DIP Financing Facility. The Company currently has limited planned capital expenditures except for continued management information system enhancements. The Company is preparing a plan of action to modify its internally developed software over the next two years to accommodate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company expects to incur approximately $7.0 million of costs to develop and implement such plan, the majority of which will be expensed in Fiscal Year 1999. The actual amount of such costs could vary materially from such estimate. The Company has incurred $1.8 million of expenses through the quarter ended April 25, 1998 in conjunction with its Year 2000 project. The Company expects that such costs will be financed through additional borrowings. If the Company or any of its significant suppliers or customers does not successfully and timely complete such changes, the Company's business could be materially affected. For the three months ended April 25, 1997, the Company's cash expenditures for business acquisitions totaled $.5 million. The Company has not made and does not intend to make any significant acquisitions during Fiscal Year 1999.

      SOURCES OF LIQUIDITY. The principal sources of liquidity for the Company's operating requirements have been cash flows from operations and borrowings under the DIP Financing Facility. While the Company expects that such sources will provide sufficient working capital to operate its business, there can be no assurance that such sources will prove to be sufficient. While the Company has been in compliance with its covenants through the date of this filing, as a result of the continuation of unfavorable operational conditions the Company is currently seeking modification or waiver of certain of its bank covenants. If the banks should not agree to any such modifications or waiver the Company would be in default under the DIP Financing Facility.

BUSINESS INITIATIVES

      As indicated above, the Company has pursued aggressive acquisition and ISW expansion programs since its initial public offering in 1993. Such programs and, particularly with regard to Fiscal Year 1997, integrating PI into the Company's business have consumed significant financial and operating resources and demanded extensive managerial focus and attention. During Fiscal Year 1998, the Company re-focused its efforts and resources from such aggressive growth programs to improving both the execution of its business strategy and its management information systems. In addition, the Company commenced implementation of a restructuring program focused on the goals of reducing costs, improving cash flow and achieving profitability.

      During the quarter ended April 25, 1998, the Company began to develop a multi-year plan as part of its covenant compliance. As part of such plan, the Company closed 2 Distribution Centers, 20 Big-A Company-owned stores and 12 ISWs during the quarter ended April 25, 1998. In conjunction with such plan, during the three months ended April 25, 1998, the Company recorded a charge of approximately $2.4 million for restructuring costs associated with such program. In addition, $1.1 million was charged to cost of goods sold during the quarter ended April 25, 1998 for inventory write-offs expected in connection with facility closures and approximately $.5 million was charged to selling, general and administrative expenses for incremental bad debt associated with such closures. The Company plans to close a minimum of 100 Big-A Company-owned stores and ISWs during the second quarter ending July 25, 1998. The Company expects to incur charges between $11.0 and $16.0 million in relation to these closures. The Company will also review its distribution network and overhead structure and may also consider sales of certain assets or parts of the business. In this context, Chapter 11 typically entails an evaluation of strategic alternatives to a reorganization. It is possible, therefore, that the Company's restructuring may involve a sale of all or substantially all of its assets in one or more transactions. With regard to inventory, the Company will seek to reinforce a structure under which both the Big-A Company-owned stores and the ISW stores will source product primarily through the distribution centers.

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

NEW ACCOUNTING STANDARDS

       The Company will adopt SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," no later than the fourth quarter of Fiscal Year 1999. SFAS No. 131 establishes standards for the manner in which public business enterprises report selected information about operating segments.

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

FORWARD LOOKING INFORMATION

      The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts are forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, without limitation, the statements as to management's or the Company's expectations or beliefs found under the captions "Results of Operations," "Liquidity and Capital Resources" and "Business Initiatives" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations". The actual results of the future events described in such forward-looking statements in this Quarterly Report could differ materially from those contemplated by such forward-looking statements, particularly as a result of the Chapter 11 Proceedings. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The following important factors, and those important factors described elsewhere in this Quarterly Report (including, without limitation, those discussed under the captions "Liquidity and Capital Resources--Sources of Liquidity" and "Business Initiatives" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations") or in other Securities and Exchange Commission filings of the Company, as well as the effects of the Chapter 11 Proceedings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements made by, or on behalf of, the Company.

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

   The DIP Financing Facility contains numerous operating covenants that limit the discretion of the Company's management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to make certain dividends and other payments, to make certain investments, loans and guarantees, or to sell or otherwise dispose of assets or merge or consolidate with another entity. The DIP Financing Facility also contains covenant requirements which require the Company to meet certain financial ratios and tests. While the Company has been in compliance with its covenants through the date of this filing, as a result of the continuation of unfavorable operational conditions, the Company is currently seeking modification or waiver of certain of its bank covenants. See "Debtor in Possession Financing" above.

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

   The Company has prepared a plan of action to modify its internally developed software over the next two years to accommodate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company expects to incur approximately $7.0 million of costs to develop and implement such plan, substantially all of which will be expensed in Fiscal Year 1999. The actual amount of such costs could vary materially from such estimate. The Company expects that such costs will be financed through additional borrowings. If the Company or any of its significant suppliers or customers does not successfully and timely complete such changes, the Company's business could be materially affected.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      The Company did not make its scheduled interest payment on January 15, 1998 on its $100 million senior subordinated notes (the "Notes"). The Chapter 11 Proceedings and missed interest payment constituted events of default under the indenture relating to the Notes. As a result of the Chapter 11 Proceedings, the Notes have been accelerated, but payments are stayed and are not currently being made. The entire amount outstanding under the Notes has been classified as a "Liabilities subject to settlement under the reorganization case" at April 25, 1998.

      The Chapter 11 filing also constituted an event of default under the Previous Bank Credit Agreement. Amounts outstanding under such Agreement have been refinanced under the DIP Financing Facility.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  A.  EXHIBITS
                                                        LOCATION OF EXHIBIT
 EXHIBIT                                          IN SEQUENTIAL NUMBERING SYSTEM

11.1       Statement re Computation of Income Per Share

12.0       Statement re Computation of Earnings to Fixed Charges

  B.  REPORTS ON FORM 8-K

      The Company filed a Report on Form 8-K on February 2, 1998, reporting under Item 3 the filing of the February 1998 Chapter 11 Proceeding. The Company also filed a Report on Form 8-K on February 26, 1998, reporting under Item 5 the final approval of the debtor in possession financing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      APS HOLDING CORPORATION

Date:    June 8, 1998                          By:  /s/ BETTINA WHYTE
                                                   ----------------------
                                                    Bettina Whyte, President
                                                    and Chief Executive Officer


Date:    June 8, 1998                          By:  /s/ JOHN L. HENDRIX
                                                   ------------------------
                                                   John L. Hendrix, Senior Vice
                                                   President and Chief Financial
                                                   Officer