Form 10-Q
period 1998-07-25
APS HOLDING CORPORATION
filed 1998-09-10
CIK 860420

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended July 25, 1998

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

There were 13,790,110 shares of the Registrant's Class A Common Stock outstanding as of the close of business on September 1,1998. There were no shares outstanding of the Registrant's Class B Common Stock.

================================================================================

                             APS HOLDING CORPORATION
                       (OPERATING AS DEBTOR-IN-POSSESSION)

                                                                PAGE
                                                               NUMBER
PART I.  FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements and Notes          3

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations       12

   Item 3.  Defaults Upon Senior Securities                     18

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                    19

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                             APS HOLDING CORPORATION
                       (OPERATING AS DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS
                                    --------
                                 (IN THOUSANDS)

                                                                   JANUARY 31,
                                                     JULY 25, 1998    1998
                                                     ------------- -----------
                                                      (UNAUDITED)
                      ASSETS
Current assets:
  Cash and cash equivalents ........................  $  11,832    $   4,574
  Accounts and notes receivable, less allowance
   of $18,383 and $18,155 ..........................     98,792       99,223
  Inventories ......................................    243,715      253,394
  Prepaid expenses and other current assets ........     36,334       20,071
                                                      ---------    ---------
        Total current assets .......................    390,673      377,262

Property and equipment, less accumulated
 depreciation of $36,150 and $35,701 ...............     41,723       41,054
Notes receivable, less current portion .............     19,966       21,497
Intangible assets, net .............................     31,611       32,499
Deferred costs and other assets ....................     11,402       14,599
                                                      ---------    ---------
                                                      $ 495,375    $ 486,911
                                                      =========    =========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Book overdrafts ..................................  $  10,682    $    --
  Current maturities of long-term debt .............    263,034      328,034
  Accounts payable .................................      3,408       87,964
  Accrued liabilities ..............................     47,740       48,255
                                                      ---------    ---------
        Total current liabilities ..................    324,864      464,253
                                                      ---------    ---------
Long-term debt, less current maturities ............      1,043        1,207
Deferred income and other liabilities ..............      2,843        2,837
                                                      ---------    ---------
        Total long-term liabilities ................    324,864        4,044
                                                      ---------    ---------

Liabilities subject to settlement under the
 reorganization case ...............................    195,179         --
                                                      ---------    ---------
Commitments and contingencies (Note 6) .............       --           --
Redeemable preferred stock .........................       --           --

Stockholders' equity (deficit):
  Class A common stock .............................        138          138
  Class B common stock .............................       --           --
  Additional paid-in capital .......................    155,601      155,601
  Accumulated deficit ..............................   (184,027)    (137,005)
  Treasury stock, at cost ..........................       (120)        (120)
  Unrealized loss on available-for-sale securities .       (146)        --
                                                      ---------    ---------
        Total stockholders' equity (deficit) .......    (28,554)      18,614
                                                      ---------    ---------
                                                      $ 495,375    $ 486,911
                                                      =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             APS HOLDING CORPORATION
                       (OPERATING AS DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  -------------

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 (UNAUDITED)

                                                THREE        THREE         SIX          SIX
                                                MONTHS       MONTHS       MONTHS        MONTHS
                                                 ENDED       ENDED        ENDED         ENDED
                                                JULY 25,    JULY 25,     JULY 25,      JULY 25,
                                                  1998        1997         1998          1997
                                              ----------    ---------    ----------   -----------
Net sales ..................................   $ 175,578    $ 220,391    $ 337,332    $ 432,134

Cost of goods sold .........................     126,905      150,755      240,689      290,755
                                               ---------    ---------    ---------    ---------
Gross profit ...............................      48,673       69,636       96,643      141,379

Selling, general and
 administrative expenses ...................      59,228       68,618      118,470      135,893
Reorganization expenses ....................       3,038         --          6,358         --
Asset impairment and restructuring charge ..       7,015        8,726        9,435        8,726
                                               ---------    ---------    ---------    ---------
Operating loss .............................     (20,608)      (7,708)     (37,620)      (3,240)

Interest income ............................         922        1,258        1,838        2,523

Other income ...............................          50           50          100          100
                                               ---------    ---------    ---------    ---------
Loss before interest expense and
 income taxes ..............................     (19,636)      (6,400)     (35,682)        (617)

Interest expense ...........................       5,813        7,747       11,270       15,064
                                               ---------    ---------    ---------    ---------
Loss before income taxes ...................     (25,449)     (14,147)     (46,952)     (15,681)

Income tax provision (benefit) .............          35       (4,497)          70       (5,095)
                                               ---------    ---------    ---------    ---------
Net loss ...................................   $ (25,484)   $  (9,650)   $ (47,022)   $ (10,586)
                                               =========    =========    =========    =========
Basic and Diluted loss per share ...........   $   (1.85)   $   (0.70)   $   (3.41)   $   (0.77)

Basic weighted average shares outstanding ..      13,790       13,780       13,790       13,775
Dilutive impact of stock options ...........        --           --           --           --
Dilutive weighted average shares outstanding      13,790       13,780       13,790       13,775
                                               =========    =========    =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             APS HOLDING CORPORATION
                       (OPERATING AS DEBTOR-IN-POSSESSION)

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JULY 25, 1998

                                ---------------

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                                               TOTAL
                                         CLASS A          ADDITIONAL                TREASURY                STOCKHOLDERS'
                                       COMMON STOCK        PAID-IN    ACCUMULATED    STOCK,      UNREALIZED    EQUITY
                                   SHARES       AMOUNT     CAPITAL      DEFICIT      AT COST        LOSS      (DEFICIT)
                                 ----------   ---------   ----------  ------------  ---------   -----------  ------------
Balance at beginning of
 period........................       13,790   $     138   $ 155,601   $(137,005)   $    (120)        --      $  18,614

Unrealized loss on
 available-for-sale
 securities....................        --          --          --          --           --           (146)        (146)

Net loss for the period .......        --          --          --       (47,022)        --           --        (47,022)
                                  ---------   ---------   ---------   ---------    ---------    ---------    ---------
Balance at July 25, 1998 ......      13,790   $     138   $ 155,601   $(184,027)   $    (120)   $    (146)   $ (28,554)
                                  =========   =========   =========   =========    =========    =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             APS HOLDING CORPORATION
                       (OPERATING AS DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  ------------

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                  SIX MONTHS     SIX MONTHS
                                                                     ENDED          ENDED
                                                                 JULY 25, 1998  JULY 25, 1997
                                                                 -------------  --------------
Cash flows from operating activities:
   Net loss .....................................................   $ (47,022)   $ (10,586)
   Adjustments to reconcile  net  loss to net
    cash used in operating activities:
   Provision for asset impairment and restructuring charges .....       9,435        8,726
   Inventory writedown ..........................................       4,666        1,268
   Depreciation and amortization ................................       6,389        6,342
   Amortization of debt issuance costs ..........................         394          591
   Provision for bad debts ......................................       5,596        3,670
   Income from supply agreement .................................        (100)        (100)
   Deferred income taxes ........................................        --         (5,227)
   Changes in working capital, net of
    liabilities subject to settlement under the
    reorganization case .........................................     (17,229)     (10,557)
                                                                    ---------    ---------
   Net cash used in operating activities ........................     (37,871)      (5,873)
                                                                    ---------    ---------
Cash flows from investing activities:
   Investment in notes receivable ...............................        (795)      (8,504)
   Proceeds from repayment of notes receivable ..................       1,825        7,229
   Proceeds from disposition of assets ..........................         181         --
   Business acquisitions, net of cash acquired ..................        --         (1,839)
   Capital expenditures .........................................      (1,600)      (4,435)
                                                                    ---------    ---------
         Net cash used in investing activities ..................        (389)      (7,549)
                                                                    ---------    ---------
Cash flows from financing activities:
   Change in book overdrafts ....................................      10,682          670
   Borrowings under revolving credit agreement ..................     177,400       25,420
   Repayments under revolving credit agreement ..................    (142,400)      (6,180)
   Retirement of long-term debt .................................        (164)      (7,637)
   Exercise of stock options ....................................        --            240
                                                                    ---------    ---------
         Net cash provided by financing activities ..............      45,518       12,513
                                                                    ---------    ---------
Net increase (decrease) in cash and cash equivalents ............       7,258         (909)
Cash and cash equivalents at beginning of period ................       4,574       13,370
                                                                    ---------    ---------
Cash and cash equivalents at end of period ......................   $  11,832    $  12,461
                                                                    =========    =========
Supplemental disclosures:
      Cash paid for interest ....................................   $   9,768    $  14,128
      Cash refunded for income taxes ............................   $    (406)   $  (4,104)
                                                                    =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            APS HOLDING CORPORATION
                      (OPERATING AS DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

      The consolidated financial statements do not purport to show (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) ultimate pre-petition liability amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) the effect of any changes that may be made to the capitalization of the Company; or
(d) the effect of any changes that may be made in the Company's business operations. The outcome of these matters is not presently determinable. The continued viability of the Company under Chapter 11 and subsequent to Chapter 11 is dependent upon, among other factors, the outcome of proposed sales of assets of the Company now under consideration, which will be subject to Bankruptcy Court approval. If significant asset sales are completed, the Company would not have the ability to emerge as an independent entity and might have to sell all its assets in the Chapter 11 Proceedings. If the Company is unable to complete the asset sales, it may not be able to emerge from the Chapter 11 reorganization. See Note 8 below.

      As of February 2, 1998, actions to collect pre-petition indebtedness were stayed and other contractual obligations could not be enforced against the Company. Certain pre-petition liabilities are subject to approval by the Bankruptcy Court for payment in the ordinary course of business.

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

     The principal categories of claims classified as "Liabilities subject to settlement under the reorganization case" are identified below (in thousands):

Subordinated notes and interest .........    $106,267
Accounts Payable ........................      88,912
                                             --------
                                             $195,179
                                             ========

      Reorganization expenses, which primarily represent professional fees, incurred during the three months and six months ended July 25, 1998 totaled approximately $3.0 million and $6.4 million, respectively. Cash paid for these professional fees during the three months and six months ended July 25, 1998 was approximately $3.5 million and $4.5 million, respectively.

                            APS HOLDING CORPORATION
                      (OPERATING AS DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

2.  BASIS OF PRESENTATION:

      The consolidated balance sheet of the Company at January 31, 1998 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at July 25, 1998, the consolidated statements of operations for the three months and six months ended July 25, 1998 and 1997, the consolidated statement of changes in stockholders' equity (deficit) for the six months ended July 25, 1998 and the consolidated statements of cash flows for the six months ended July 25, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company have been made. The results of operations for the three months and six months ended July 25, 1998 are not necessarily indicative of the operating results for a full year or of future operations.

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

      Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Such reclassifications did not affect net income, stockholders' equity (deficit) or cash flows for any period.

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

      The Company will adopt SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," no later than the first quarter of Fiscal Year 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The Company is currently studying this newly-issued accounting rule, and the impact of adopting SFAS No. 133, if any, has not yet been determined.

                            APS HOLDING CORPORATION
                      (OPERATING AS DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

4.  ASSET IMPAIRMENT AND RESTRUCTURING CHARGES:

      During the six months ended July 25, 1998, the Company developed a business plan as required by the covenants of its Debtor-in-Possession (DIP) Financing Facility. In conjunction with such plan, the Company has closed 4 Distribution Centers (two of which have been converted to redistribution centers) and 145 Big-A and Big-A Express Company-owned stores during the six months ended July 25, 1998. Aggregate revenue from such facilities was approximately $37.2 million during the six months ended July 25, 1998, compared to approximately $74.8 million in the corresponding period of the prior fiscal year. Aggregate losses before income taxes and after overhead allocations from such facilities were approximately $6.8 million for the six months ended July 25, 1998, compared to approximately $1.0 million in the corresponding period of the prior fiscal year. As a result of such program, during the six months ended July 25, 1998, the Company recorded restructuring charges of approximately $10.9 million. Such charges consisted of approximately $1.8 million of employee severance benefits related to personnel reductions of approximately 870 employees (primarily field staff employees), approximately $6.1 million for future lease and related obligations and approximately $3.0 million for costs to close the facilities. In addition, in connection with such restructuring program, approximately $4.7 million was charged to cost of goods sold during the six months ended July 25, 1998 for inventory write-offs expected in connection with such facility closures and approximately $2.7 million was charged to selling, general, and administrative expenses for incremental bad debt and asset write offs expected with such closures.

      In conjunction with the above mentioned charges, the Company's financial statements at July 25, 1998 include liabilities and reserves in the aggregate amount of $16.5 million for costs related to the closure of such facilities during the quarters ended April 25, 1998 and July 25, 1998. During the six months ended July 25, 1998, approximately $1.8 million of costs were charged to the liabilities and reserves.

      The Company's financial statements at July 25, 1998 also include liabilities and reserves in the aggregate amount of $2.2 million for costs related to the closure and consolidation of certain facilities during the quarter ended July 25, 1997. During the six months ended July 25, 1998, approximately $.5 million was charged to the liabilities and reserves.

      The Company's financial statements at July 25, 1998 also include liabilities and reserves in the aggregate amount of $1.7 million for costs related to the closure and consolidation of certain facilities and administrative functions pursuant to programs of rationalization implemented by the Company during the fiscal year ended January 27, 1996 in connection with the PI Acquisition. The Company attained a majority of the program's objectives during the year ended January 25, 1997 and expects final completion of such programs during the Fiscal Year 1999. During the six months ended July 25, 1998, the Company charged approximately $.1 million against such liability and reserves and reduced the reserve by $1.1 million due to a change in estimated closure costs.

      The $1.1 million reduction in the reserve mentioned above, along with approximately $.4 million of reductions in other prior period reserves, reduced the current period restructuring charge of $10.9 million to $9.4 million.

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

                            APS HOLDING CORPORATION
                      (OPERATING AS DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

      The DIP financing approved by the Bankruptcy Court is provided for in a new Revolving Credit, Term Loan, Guarantee Agreement ("DIP Financing Facility"). The DIP Financing Facility includes the new DIP financing referred to above ("Tranche A") and approximately $227.6 million of borrowings that were outstanding under the previous revolving credit facility and term loan facilities ("Previous Bank Credit Agreement"), which were refinanced in the amount of $227.6 million ("Tranche B") and combined with the new DIP Financing Facility into a single post-filing date facility. Unused borrowing availability under the DIP Financing Facility at July 25, 1998 was approximately $30.0 million. At July 25, 1998, $262.6 million of outstanding borrowings under the DIP Financing Facility are classified as a current liability. The Tranche A loans are available on a revolving loan basis, and the Tranche A facility includes a $20 million sub-facility for letters of credit, subject to certain restrictions. The DIP Financing Facility has a superpriority administrative claim as well as a first priority security interest in and lien upon all of the Company's assets. The Tranche A and B borrowings bear interest at the Company's option of either the bank agent's stated base rate plus a margin of 1.5% or at LIBOR plus a margin of 2.5% for Tranche A borrowings or 2.75% for Tranche B borrowings. The weighted average interest rate borne by the DIP Financing Facility was 8.54% as of July 25, 1998. The DIP Financing Facility has a final maturity date of January 31, 1999 and includes various covenants and restrictions on the Company and its business. While the Company believes that it has been in compliance with its covenants through the date of this filing, as a result of the continuation of unfavorable operational conditions, the Company sought and was granted, in August 1998, a waiver of any potential violations of its EBITDA covenants for July and August of 1998. There were also other modifications to existing covenants, including further limitations on peak borrowing amounts and permitted indebtedness and capital expenditures. There continues to be a probability that without further covenant modifications, the Company would violate certain covenant requirements in the current fiscal year, which would put the Company in default of the DIP Financing Facility.

      While operating during the Chapter 11 Proceedings, the Company is stayed from paying interest except on certain debts as authorized by the Bankruptcy Court. During such time as the Company is operating under Chapter 11, it will only report interest expense to the extent that such interest will be paid during the Chapter 11 Proceedings at the direction of the Bankruptcy Court. The amount of interest in conjunction with its $100 million Senior Subordinated Notes which has not been accrued as a result of the Chapter 11 Proceedings amounted to approximately $5.9 million for the six months ended July 25, 1998.

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

                            APS HOLDING CORPORATION
                      (OPERATING AS DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

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

      Comprehensive income for the three months and six months ended July 25, 1998 and 1997 consists of the following (in thousands):

                            FOR THE THREE MONTHS     FOR THE SIX MONTHS
                               ENDED JULY 25,           ENDED JULY 25,
                            ----------------------  ---------------------
                                1998        1997       1998        1997
                             ---------   ---------   ---------   ---------
Net loss ..................  $(25,484)   $ (9,650)   $(47,022)   $(10,586)
Unrealized losses on
 investments ..............      (128)     (1,656)       (146)     (1,585)
                             --------    --------    --------    --------
Comprehensive loss ........  $(25,612)   $(11,306)   $(47,168)   $(12,171)
                             ========    ========    ========    ========


8.  SUBSEQUENT EVENTS:

      On August 21, 1998, the Company filed with the Bankrupcy Court a motion to approve the proposed sale of its Ocala, Florida distribution center to The Parts Source, Inc.

      On September 10, 1998, the Company entered into agreements for the sale of nine distribution centers and related company-owned stores to General Parts, Inc. ("GPI") and BWP Distributors, Inc. ("BWP"), which operate under the brand name "Carquest". GPI will acquire the Company's distribution centers in Albuquerque, New Mexico, Phoenix, Arizona, Salt Lake City, Utah, Denver, Colorado, Great Bend, Kansas, Omaha, Nebraska, Indianapolis, Indiana and Winchester, Virginia. BWP will acquire the Company's distribution center in Philidelphia, Pennsylvania.

      The proposed sales described in the two preceding paragraphs are expected to realize in the aggregate in excess of $100 million. The funds will be used to reduce the Company's bank debt. The sales are subject to Bankruptcy Court approval and certain other conditions. Amounts realized by the Company on these asset sales will be less than the carrying value of the tangible and related allocated intangible assets being sold, resulting in a loss for financial reporting purposes.

      The Company may also submit to the Bankrupcy Court after the date of this filing offers to purchase other assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Since its initial public offering in 1993, the Company pursued aggressive acquisition and Installers Service Warehouses ("ISW") expansion programs in order to obtain increased market share. These programs consumed significant financial resources and resulted in the Company becoming highly leveraged. The Company had attempted to address these problems, early during fiscal 1998, by closing unprofitable locations, reducing headcount and reducing inventory. Notwithstanding these initiatives, however, these problems, in conjunction with competitive pressures in the industry, shrinking cash flow, and large debt payments, led the Company to file a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the District of Delaware on February 2, 1998. The Company is presently operating its business as a debtor in possession in such proceedings (the "Chapter 11 Proceedings").

RESULTS OF OPERATIONS

      Presented below is a summary of unaudited financial operating information for the three months and six months ended July 25, 1998 and 1997 (dollars in thousands):

                                      THREE MONTHS ENDED JULY 25,                   SIX MONTHS ENDED JULY 25,
                           ------------------------------------------------ -------------------------------------------

                              1998          %           1997          %          1998          %       1997          %
                           --------------------------------------------------------------------------------------------
Net sales ..............   $ 175,578      100.0     $ 220,391       100.0     $ 337,332      100.0  $ 432,134     100.0
Cost of goods sold .....     126,905       72.3       150,755        68.4       240,689       71.4    290,755      67.3

Gross profit ...........      48,673       27.7        69,636        31.6        96,643       28.6    141,379      32.7
Selling, general and
administrative
 expenses ..............      59,228       33.7        68,618        31.1       118,470       35.1    135,893      31.5
Reorganization
 expenses ..............       3,038        1.7          --           --          6,358        1.9       --          --
Asset impairment and
 restructuring charge ..       7,015        4.0         8,726         4.0         9,435        2.8      8,726       2.0

Operating loss .........     (20,608)     (11.7)       (7,708)       (3.5)      (37,620)     (11.2)    (3,240)     (0.8)
Net loss ...............     (25,484)     (14.5)       (9,650)       (4.4)      (47,022)     (13.9)   (10,586)     (2.5)

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

      Net sales for the three months and six months ended July 25, 1998 decreased $44.8 million or 20.3% and $94.8 million or 21.9%, respectively, from the corresponding periods of the prior fiscal year. Such decrease was primarily attributable to facility closures and one less week included in Fiscal Year 1999 operating results as well as a decrease in sales from the Company's traditional businesses (i.e. distribution centers and Big-A Company-owned stores). The Company's Big-A and Big-A Express same store sales for the three months and six months ended July 25, 1998 decreased 7.4% and 8.0%, respectively, due to increasing competitive pressures and to the effects of the Chapter 11 Proceedings.

      Cost of goods sold consists primarily of the purchase cost of products sold. Cost of goods sold for the three months and six months ended July 25, 1998, decreased $23.9 million or 15.8% and $50.1 million or 17.2%, respectively, from the corresponding periods of the prior fiscal year. The dollar decrease in cost of goods sold principally resulted from the decrease in sales discussed above. In addition, as a result of the Chapter 11 Proceedings, a number of vendors reduced the amounts of cash discounts offered to the Company in conjunction with purchases made during the three months and six months ended July 25, 1998. Cost of goods sold as a percentage of net sales for the three months and six months ended July 25, 1998 increased compared to that of the corresponding periods of the prior year due to the reduction in cash discounts offered to the Company by a number of vendors, a change in the Company's sales mix between stores and the distribution centers and a lower gross margin in all of the Company's businesses due to the effects of the Chapter 11 Proceedings and increasing competitive pressures. In addition, cost of goods sold for the three months and six months ended July 25, 1998, includes charges of approximately $3.6 million and $4.7 million, respectively, for inventory write-offs expected in connection with facility closures.

      Selling, general and administrative expenses, which include depreciation and amortization, for the three months and six months ended July 25, 1998 decreased $9.4 million or 13.7% and $17.4 million or 12.8%, respectively, compared to the corresponding periods of the prior year. The dollar decrease in selling, general and administrative expenses resulted from the decline in sales discussed above offset by an increase in both bad debt expense and Year 2000 system expenses. Selling, general and administrative expenses for the three months and six months ended July 25, 1998 as a percentage of sales increased over the corresponding periods of the prior year due to Year 2000 system expenses, increased bad debt expense, and the impact of fixed costs that were not reduced in proportion to the reduction in sales. In addition, selling, general and administrative expenses for the three months and six months ended July 25, 1998 includes charges of approximately $2.2 million and $2.7 million, respectively, in connection with facility closures.

      During the six months ended July 25, 1998, the Company developed a business plan as required by the covenants of the DIP Financing Facility. In conjunction with such plan, the Company closed 4 Distribution Centers (two of which have been converted to redistribuiton centers) and 145 Big-A and Big-A Express Company-owned stores during the six months ended July 25, 1998. Aggregate revenue from such facilities was approximately $37.2 million during the six months ended July 25, 1998, compared to approximately $74.8 million in the corresponding period of the prior fiscal year. Aggregate losses before income taxes and after overhead allocations from such facilities were approximately $6.8 million for the six months ended July 25, 1998, compared to approximately $1.0 million in the corresponding period of the prior fiscal year. As a result of such program, during the three months and six months ended July 25, 1998, the Company recorded restructuring charges of approximately $8.5 million and $10.9 million, respectively. Such charges consisted of approximately $1.5 million and $1.8 million, respectively, of employee severance benefits related to personnel reductions of approximately 680 and 870 employees (primarily field staff employees), respectively, approximately $4.8 million and $6.1 million, respectively, for future lease and related obligations and approximately $2.2 million and $3.0 million, respectively, for costs to close the facilities. These changes were netted with credits totaling approximately $1.5 million resulting from changes in estimated closure costs associated with reserves recorded in prior periods. Consequently, restructuring charges reflected in the accompanying consolidated statements of operations for the three and six months ended July 25, 1998 totaled approximately $7.0 million and $9.4 million, respectively. In addition, in connection with such restructuring program, approximately $3.6 million and $4.7 million was charged to cost of goods sold during the three months and six months ended July 25, 1998, respectively, for inventory write-offs expected in connection with facility closures and approximately $2.2 million and $2.7 million, respectively, was charged to selling, general, and administrative expenses for incremental bad debt and asset write offs expected with such closures.

      Operating loss for the three months and six months ended July 25,1998 is approximately $20.6 million (11.7% of net sales) and $37.6 million (11.2% of net sales), respectively, compared to operating loss of $7.7 million (3.5% of net sales) and $3.2 million (.8% of net sales), respectively, in the corresponding periods of the prior year. The decrease is primarily due to the factors discussed above.

      Interest expense for the three months and six months ended July 25, 1998 was $5.8 million (3.3% of net sales) and $11.3 million (3.3% of net sales), respectively, compared to $7.7 million (3.5% of net sales) and $15.1 million (3.5% of net sales), respectively, for the corresponding periods of the prior year. The decrease is primarily due to the Company's stay from paying interest on $100 million in subordinated debt during the Chapter 11 Proceedings. The amount of interest which has not been accrued as a result of the Chapter 11 Proceedings is approximately $3.0 million and $5.9 million for the three month and six month periods ended July 25, 1998, respectively.

  No income tax benefit has been recorded during the three months and six months ended July 25, 1998 as the Company's losses provided no current tax benefit and the Company's net deferred tax asset is fully reserved in accordance with the provisions of SFAS No. 109.

      Net loss for the three months and six months ended July 25, 1998 was $25.5 million and $47.0 million, respectively, compared to a net loss of $9.7 million and $10.6 million, respectively, for the corresponding periods of the prior year. The increase in net loss was primarily a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      CHAPTER 11 PROCEEDINGS. The matters described under this caption "Liquidity and Capital Resources", to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Proceedings. Those proceedings will involve, or result in, various restrictions on the Company's activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business. In particular, many vendors are providing less favorable terms than those existing prior to the Chapter 11 Proceedings and the Company's key vendors, representing a majority of the Company's annual purchases, are requiring cash payments. These less favorable terms include shortening, and in some cases, especially with those vendors with whom the Company purchases the most product, elimination of payment terms and reduction in various other purchasing conditions and support. While the Company will seek to obtain more advantageous terms as the proceedings progress, there can be no assurance that it will be successful in this regard.

      CASH FLOWS. For the six months ended July 25, 1998, operating activities utilized net cash of approximately $37.9 million, resulting from a $47.0 million net loss and a working capital adjustment of $17.2 million, offset by adjustments for non cash items of $26.3 million. Investing activities utilized $.4 million of cash, principally consisting of capital expenditures offset by the net proceeds from notes receivable. Financing activities provided $45.5 million of cash, primarily from borrowings under the DIP Financing Facility.

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

      WORKING CAPITAL. Working capital, (which excludes liabilities subject to settlement under the reorganization case) at July 25, 1998, was $65.8 million, including $11.8 million in cash and cash equivalents, compared to a working capital deficit of $87.0 million at January 31, 1998, including $4.6 million of cash and cash equivalents. The increase in working capital is due primarily to the reclassification of current pre-petition liabilities to "Liabilities subject to settlement under reorganization case".

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

      The DIP financing approved by the Bankruptcy Court is provided for in a new Revolving Credit, Term Loan and Guarantee Agreement ("DIP Financing Facility"). The DIP Financing Facility includes the new DIP financing referred to above ("Tranche A") and approximately $227.6 million of borrowings that were outstanding under the previous revolving credit facility and term loan facilities ("Previous Bank Credit Agreement") which were refinanced in the amount of $227.6 million ("Tranche B") and combined with the new DIP Financing Facility into a single post-filing date facility. At July 25, 1998, $262.6 million of outstanding borrowings under the DIP Financing Facility are classified as a current liability. Unused borrowing availability under the DIP Financing Facility at July 25, 1998 was approximately $30.0 million. The Tranche A loans are available on a revolving loan basis, and the Tranche A facility includes a $20 million sub-facility for letters of credit, subject to certain restrictions. The DIP

Financing Facility has a superpriority administrative claim as well as first priority security interest in and lien upon all of the Company's assets. The Tranche A and B borrowings bear interest at the Company's option of either the bank agent's stated base rate plus a margin of 1.5% or at LIBOR plus a margin of 2.5% for Tranche A borrowings or 2.75% for Tranche B borrowings. The weighted average interest rate borne by the DIP Financing Facility was 8.54% as of July 25, 1998. The DIP Financing Facility has a final maturity date of January 31, 1999 and includes various covenants and restrictions on the Company and its business. While the Company believes that it has been in compliance with its covenants through the date of this filing, as a result of the continuation of unfavorable operational conditions the Company sought and was granted, in August 1998, a waiver of any potential violations of its EBITDA covenants for July and August of 1998. There were also other modifications to existing covenants, including further limitations on peak borrowing amounts and permitted indebtedness and capital expenditures. There continues to be a probability that without further covenant modifications, the Company would violate certain covenant requirements in the current fiscal year, which would put the Company in default of the DIP Financing Facility.

      CAPITAL EXPENDITURES AND ACQUISITIONS. Capital expenditures, excluding new business acquisitions, for both the six months ended July 25, 1998 and July 25, 1997 were approximately $1.6 million and $4.4 million, respectively. Permitted capital expenditures for Fiscal Year 1999 are limited by the modified covenant requirements of the DIP Financing Facility. As a result, the Company currently has limited planned capital expenditures for the remainder of the year. The Company has prepared a plan of action to modify its internally developed software over the next two years to accommodate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company had proposed to incur approximately $7.0 million of costs to develop and implement such plan, the costs of which would be expensed in later periods, but the timing and magnitude of such expenditures is likely to change as the Company continues to explore the sale of assets. The Company has incurred $3.0 million of expenses to date in conjunction with its Year 2000 project. If the Company or any of its significant suppliers or customers does not successfully and timely complete such changes, the Company's business could be materially affected. For the six months ended July 25, 1998, the Company has not made any cash expenditures for business acquisitions. The Company has not made and does not intend to make any significant acquisitions during Fiscal Year 1999.

      SOURCES OF LIQUIDITY. The principal sources of liquidity for the Company's operating requirements have been borrowings under the DIP Financing Facility. In the future, sources of liquidity will result from both borrowings under the DIP Financing Facility and from proceeds from asset sales. While the Company expects that such sources will provide sufficient working capital to operate its business, there can be no assurance that such sources will prove to be sufficient. While the Company believes that it has been in compliance with its covenants through the date of this filing, as a result of the continuation of unfavorable operational conditions the Company sought and was granted, in August 1998, a waiver of any potential violations of its EBITDA covenants for July and August of 1998. There were also other modifications to existing covenants, including further limitations on peak borrowing amounts and permitted indebtedness and capital expenditures. There continues to be a probability that without further covenant modifications, the Company would violate certain covenant requirements in the current fiscal year, which would put the Company in default of the DIP Financing Facility.

BUSINESS INITIATIVES

      As indicated above, the Company has pursued aggressive acquisition and ISW expansion programs since its initial public offering in 1993. Such programs and, particularly with regard to Fiscal Year 1997, integrating PI into the Company's business, consumed significant financial and operating resources and demanded extensive managerial focus and attention. During Fiscal Year 1998, as a result of the Chapter 11 Proceedings, the Company has re-focused its efforts and resources towards cost reductions, closing facilities and disposing of certain assets to achieve the goals of the Chapter 11 Proceedings.

      On August 21, 1998, the Company filed with the Bankruptcy Court a motion to approve the proposed sale of its Ocala, Florida distribution center to The Parts Source, Inc.

      On September 10, 1998, the Company entered into agreements for the sale of nine distribution centers and related company-owned stores to General Parts, Inc. ("GPI") and BWP Distributors, Inc. ("BWP"), which operate under the brand name "Carquest". GPI will acquire the Company's distribution centers in Albuquerque, New Mexico, Phoenix, Arizona, Salt Lake City, Utah, Denver, Colorado, Great Bend, Kansas, Omaha, Nebraska, Indianapolis, Indiana and Winchester, Virginia. BWP will acquire the Company's distribution center in Philidelphia, Pennsylvania.

      The proposed sales described in the two preceding paragraphs are expected to realize in the aggregate in excess of $100 million. The funds will be used to reduce the Company's bank debt. The sales are subject to Bankruptcy Court approval and certain other conditions. Amounts realized by the Company on these asset sales will be less than the carrying value of the tangible and related allocated intangible assets being sold, resulting in a loss for financial reporting purposes.

      The Company may also submit to the Bankruptcy Court after the date of this filing offers to purchase other assets.

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

      The Company will adopt SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," no later than the first quarter of Fiscal Year 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The Company is currently studying this newly-issued accounting rule, and the impact of adopting SFAS No. 133, if any, has not yet been determined.

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

o The Company is highly leveraged, with substantial existing indebtedness and, consequently, is subject to significant principal and interest payment obligations. The Company's ability to make scheduled payments of principal or interest on, or to refinance, its indebtedness will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels and financial, competitive, business and other factors beyond its control. The degree to which the Company is leveraged could have important consequences, including: (i) the Company's future ability to obtain additional financing for working capital or other purposes may be limited; (ii) certain of the Company's borrowings are at variable rates of interest, which could cause the Company to be vulnerable to increases in interest rates; and, (iii) the Company may be more vulnerable to economic downturns and may be limited in its ability to respond to competitive pressures.

o The Company filed for Chapter 11 reorganization on February 2, 1998. The Company is uncertain, at this time, about its ability to effect sales of assets in such proceedings or its ability to effect a plan of reorganization and the impact of such matters on various parties. The continued viability of the Company under Chapter 11 and subsequent to Chapter 11 is dependent upon, among other factors, the outcome of proposed sales of assets, which will be subject to Bankruptcy Court approval. If significant asset sales are completed, the Company would not have the ability to emerge as an independent entity and might have to sell its assets in the Chapter 11 Proceedings. If the Company is unable to complete the asset sales it may not be able to eemrge from the Chapter 11 reorganization. See "Business Initiatives" above.

o The DIP Financing Facility contains numerous operating covenants that limit the discretion of the Company's management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to make certain dividends and other payments, to make certain investments, loans and guarantees, or to sell or otherwise dispose of assets or merge or consolidate with another entity. The DIP Financing Facility also contains covenant requirements which require the Company to meet certain financial ratios and tests. While the Company believes that it has been in compliance with its covenants through the date of this filing, as a result of the continuation of unfavorable operational conditions, the Company sought and was granted modification of certain of its bank covenants. See "Debtor in Possession Financing" above. If the Company is not granted further covenant modifications, it is probable that the Company would violate certain covenants during the second half of the current fiscal year.

o Failure to comply with the Company's payment, covenant or other obligations under the DIP Financing Facility could result in a default thereunder that, if not cured or waived, could result in acceleration of the relevant indebtedness thereunder and a forced sale of assets of the Company, subject to proceedings in the Bankruptcy Court.

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

o The Company has prepared a plan of action to modify its internally developed software over the next two years to accommodate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company had proposed to incur approximately $7.0 million of costs to develop and implement such plan, the costs of which will be expensed in later periods, but the timing and magnitude of such expenditures is likely to change as the Company continues to explore the sale of assets. If the Company or any of its significant suppliers or customers does not successfully and timely complete such changes, the Company's business could be materially affected.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      The Company did not make its scheduled interest payment on January 15, 1998 on its $100 million senior subordinated notes (the "Notes"). The Chapter 11 Proceedings and missed interest payment constituted events of default under the indenture relating to the Notes. As a result of the Chapter 11 Proceedings, the Notes have been accelerated, but payments are stayed and are not currently being made. The entire amount outstanding under the Notes has been classified as a "Liabilities subject to settlement under the reorganization case" at July 25, 1998.

      The Chapter 11 filing also constituted an event of default under the Previous Bank Credit Agreement. Amounts outstanding under such Agreement have been refinanced under the DIP Financing Facility.

      PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS.

  A.  EXHIBITS
                                                        LOCATION OF EXHIBIT
EXHIBIT                                           IN SEQUENTIAL NUMBERING SYSTEM
-------                                           ------------------------------
10.1            Second Amendment and First Waiver
                dated as of July 31, 1998 to
                Revolving Credit, Term Loan and
                Guarantee Agreement dated as of
                February 2, 1998.

11.1            Statement re Computation of Income
                Per Share

12.0            Statement re Computation of Earnings
                to Fixed Charges

  B.  REPORTS OF FORM 8-K

      None.

      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  APS HOLDING CORPORATION


Date:    September 10, 1998                       By: /s/ BETTINA M. WHYTE
                                                  Bettina M. Whyte, President
                                                  and Chief Executive Officer


Date:    September 10, 1998                       By:  /s/ PETER D. FITZSIMMONS
                                                  Peter D. Fitzsimmons,
                                                  Chief Financial Officer